Form 10-Q
period 1999-06-30
NOBLE ONIE INC
filed 1999-08-03
CIK 1086461

B:\10FINAL.10K
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No.: 000-26141

NOBLE ONIE, INC.
(Exact name of registrant as it appears in its charter)

NEVADA                                  88-0350154
(State or jurisdiction of               (I.R.S. Employer
incorporation or organization)          Identification No.)

5333 S. Arville St. Las Vegas, Nevada   89118
(Address of Principal Executive Office) (Zip Code)

Registrant's telephone number, including area code:
(702)-966-0600

Registrant's Agent:
Shawn F. Hackman, Esq.
3360 W. Sahara Ave., Suite 200
Las Vegas, NV  89102, (702) 732-2253

Securities registered pursuant to Section 12 (b) of the Act:
None

Securities registered pursuant to Section 12 (b) of the Act:
Class A Common Stock $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements
for the past 90 days.  Yes ________   No  ________.

At the end of the quarter ending June 30, 1999 there were 250,000 issued and outstanding shares of the registrants common stock.

There is no active market for the registrant's securities.
Total number of pages, including cover page 3.

PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS
Reference
Exhibit A
Balance Sheet
Statement of Operations
Statement of Stockholders Equity
Statement of Cash Flows
Notes to Financial Statements

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION.

Results of Operations

The Company has had no operations during this quarter.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.
None

Item 2.   Changes in Securities
None

Item 3.   Default Upon Senior Securities
None

Item 4.   Submission of matters To a Vote of Security Holders.
None

Item 5.   Other Information.
None

Item 6.   Exhibits and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

Financial Statements as of June 30, 1999

NOBLE ONIE, INC.
FINANCIAL STATEMENTS
TABLE OF CONTENTS





   Financial Statements                            Page No.

   Balance Sheet                                   2

   Statement of Operations                         3

   Statement of Stockholder's Equity               4

   Statement of Cash Flows                         5

NOBLE ONIE, INC.
(A Development Stage Company)
BALANCE SHEET

                          June 30,      December 31, December
                          1999          1998         31, 1997
ASSETS

CURRENT ASSETS:

Cash                      $      0      $      0     $      0

TOTAL CURRENT ASSETS      0             0            0

TOTAL ASSETS              0             0            0

TOTAL CURRENT             0             0            0
LIABILITIES

STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts Payable          0             0            0

Common Stock, par value,  250           250          250
$.001 authorized
25,000,000 shares;
issued and outstanding
250,000 shares

Additional paid in        2,250         2,250        2,250
capital

Deficit Accumulated       (2,500)       (2,500)      (2,500)
During Development Stage

TOTAL STOCKHOLDERS'       0             0            0
EQUITY

TOTAL LIABILITIES AND     0             0            0
STOCKHOLDERS' EQUITY

NOBIE ONIE, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS



                                                     December
                 January 1  January 1   January 1    12, 1995
                 to June    to December to December  (date of
                 30, 1999   31, 1998    31, 1997     Inception
                                                     to June 30,
                                                     1999

INCOME:

Revenue          $0         $0          $0           $0

TOTAL INCOME     $0         $0          $0           $0

EXPENSES:
                 $0         $0          $0           $2,500
General and
Administrative


TOTAL EXPENSES   $0         $0          $0           $2,500
Net Profit/Loss  $0         $0          $0           ($2,500)
(-)
Net Profit/Loss  $0.0000    $0.0000     $0.0000      ($0.0100)
(-) per share

Average number
of common        250,000    250,000     250,000      250,000
shares
outstanding

<PAGE 4)


NOBLE ONIE, INC
(A Development Stage Co
June 30, 1999


STATEMENT OF STOCKHOLDERS' EQUITY

Common Stock
Shares Amount capital



             Common       Stock        Additional    (Deficit)
             Shares       Amount       Paid-In       Accumulated
                                       Capital       During
                                                     Development
                                                     Stage

January 16,  $250,000     $250         $2,250
1996 issued
for cash
Net Income,
12/12/95                                             ($2,500)
(date of
Inception)
to
12/31/996
Balance,
December     250,000      250          2,250         ($2,250)
31, 1996
Net Income,
12/31/97                                             0
Balance,
December     250,000      250          2,250         ($2,250)
31, 1997
Net Income,
12/31/98                                             0
Balance,
December     250,000      250          2,250         ($2,250)
31, 1998
Net Income,
3/31/98                                              0
Balance,
March 31,    250,000      250          2,250         ($2,250)
1999
Net Income,
6/30/99      250,000      250          2,250         $($2,250)
Balance,
June 31,     250,000      250          2,250         ($2,250)
1999

NOBLE ONIE, INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS

          Dec.12,1995
Jan. 1 to Jan. I to Jan. 1 to (date of inception)
June 30,  December 31,   December 31,   to June 30,
1999 1998 1997 1999

                 Jan. 1 to  Jan. 1 to     Jan. 1 to  Dec. 12,
                 June 30,   December      December   1995 (date
                 1999       31, 1998      31,1997    of
                                                     inception)
                                                     to June 30,
                                                     1999
Cash Flows from
Operating
Activities
Net Loss         $0         $0            $0         ($2,500)
Cash Flows from
Financing
Activities
Activities
Issue Common     $0         $0            $0         $2,500
Stock
Net increase     $0         $0            $0         $0
(decrease) in
cash
Cash, beginning  $0         $0            $0         $0
of period
Cash, end of     $0         $0            $0         $0
period


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Noble Onie, Inc.


Dated: July 15, 1999          By: /S/John Katter

                              John Katter, President