Form 10QSB
period 1999-09-30
NOBLE ONIE INC
filed 2000-03-21
CIK 1086461

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB



(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1999

( )   For the transition period from __________ to __________


Commission file number: 000-26141



                                NOBLE ONIE, INC.
        (Exact name of small business issuer as specified in its charter)

         NEVADA                                         88-0350154
(State or other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


                               5333 S. Arville St.
                               Las Vegas, NV 89118
                           (650) 917-7460 - telephone
                    (Address of principal executive offices)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  X          No
                              ---            ---

     The issuer had 250,000 shares of its no par value Common Stock issued and outstanding as of September 30, 1999.

            Transitional Small Business Disclosure Format (check one)

                          Yes             No  X
                              ---            ---

                                NOBLE ONIE, INC.

                                      INDEX




PART I.  FINANCIAL INFORMATION

                                                                        PAGE NO.
         Item 1.  Financial Statements


                  Comparative Unaudited Balance Sheet as of September 30, 1999 and September 30, 1998

                  Comparative Unaudited Statements of Operations for the Three Months Ended September 30, 1999 and the Three Months Ended September 30, 1998, and for the Nine Months Ended September 30, 1999, and the Nine Months Ended September 30, 1998

                  Comparative Unaudited Statements of Cash Flows for the Three Months Ended September 30, 1999 and the Three Months Ended September 30, 1998 and for the Nine Months Ended September 30, 1999, and the Nine Months Ended September 30, 1998


                  Notes to the Unaudited Financial Statements

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations




PART II.                   OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities and Use of Proceeds

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Comparative Unaudited Balance Sheet as of September 30, 1999 and September 30, 1998

          Comparative Unaudited Statements of Operations for the Three Months Ended September 30, 1999 and the Three Months Ended September 30, 1998 and for the Nine Months Ended September 30, 1999, and the Nine Months Ended September 30, 1998

          Comparative Unaudited Statements of Cash Flows for the Three Months Ended September 30, 1999 and the Three Months Ended September 30, 1998 and for the Nine Months Ended September 30, 1999, and the Nine Months Ended September 30, 1998

          Ended September 30, 1998

          Notes to the Unaudited Consolidated Financial Statements

Stockholders and Board of Directors
Noble Onie, Inc.
Las Vegas, Nevada


We have compiled the accompanying balance sheet of Noble Onie, Inc. as of September 30, 1999 and September 30, 1998 and the related statements of operations, statement of cash flows for the three months and nine months ended, September 30, 1999 and September 30, 1998 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had no operations and has established no source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.






Las Vegas, Nevada
December 13, 1999

                                    SEPTEMBER 30, 1999    SEPTEMBER 30, 1998
CURRENT ASSETS
      CASH                                $  0                $  0
                                         ---------           ---------
TOTAL CURRENT ASSETS                         0                   0

      TOTAL ASSETS                        $  0                $  0
                                         =========           =========


                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      ACCOUNTS PAYABLE                    $  0                $  0
                                         ---------           ---------
TOTAL CURRENT LIABILITIES                    0                   0

STOCKHOLDERS' EQUITY

      COMMON STOCK, 25,000,000
      SHARES AUTHORIZED AT
      PAR VALUE $.001 PER HARE,
      250,000 COMMON SHARES ISSUED
      AND OUTSTANDING                       250.00              250.00

      ADDITIONAL PAID IN CAPITAL          2,250.00            2,250.00

      DEFICIT ACCUMULATED DURING
        DEVELOPMENT STAGE                (2,500.00)          (2,500.00)
                                         ---------           ---------
TOTAL STOCKHOLDERS' EQUITY                   0                   0
                                         ---------           ---------
TOTAL LIABILITIES
 AND  STOCKHOLDERS EQUITY                 $  0                $  0
                                         =========           =========

                 See notes and accountant's compilation report.

                                NOBLE ONIE, INC.
                             STATEMENT OF OPERATIONS

                                  JULY 1 TO                  JANUARY 1 TO                 JULY 1 TO                JANUARY 1 TO
                              SEPTEMBER 30,1999            SEPTEMBER 30,1999          SEPTEMBER 30,1998          SEPTEMBER 30,1998
INCOME
      REVENUE                    $     0                      $     0                    $     0                    $     0
                              -----------------            ------------------         -----------------          -----------------
TOTAL INCOME                     $     0                      $     0                    $     0                    $     0
                              =================            ==================         =================          =================
EXPENSES

    GENERAL AND                        0                            0                          0                          0

    ADMINISTRATIVE                     0                            0                          0                          0
                              -----------------            ------------------         -----------------          -----------------
TOTAL EXPENSES

NET PROFIT (LOSS)                $     0                      $     0                    $     0                    $     0
                              =================            ==================         =================          =================

NET PROFIT (LOSS)
  PER SHARE                      $ 0.0000                     $ 0.0000                   $  0.0000                  $   0.0000
                              =================            ==================         =================          =================


                 See notes and accountant's compilation report.

                                NOBLE ONIE, INC.
                             STATEMENT OF CASH FLOWS


                                  JULY 1 TO                  JANUARY 1 TO                 JULY 1 TO                JANUARY 1 TO
                              SEPTEMBER 30,1999            SEPTEMBER 30,1999          SEPTEMBER 30,1998          SEPTEMBER 30,1998
CASH FLOWS FROM
OPERATING ACTIVITIES             $     0                      $     0                    $     0                    $     0
                              -----------------            ------------------         -----------------          -----------------
NET LOSS                         $     0                      $     0                    $     0                    $     0
                              =================            ==================         =================          =================
CASH FLOWS FROM
FINANCING ACTIVITIES             $     0                      $     0                    $     0                    $     0
                              -----------------            ------------------         -----------------          -----------------
ISSUE COMMON STOCK               $     0                      $     0                    $     0                    $     0
                              -----------------            ------------------         -----------------          -----------------
NET INCREASE (DECREASE) TO
CASH

CASH, BEGINNING OF PERIOD        $     0                      $     0                    $     0                    $     0
                              =================            ==================         =================          =================
CASH, END OF PERIOD              $     0                      $     0                    $     0                    $     0
                              =================            ==================         =================          =================


                 See notes and accountant's compilation report.

                                NOBLE ONIE, INC.
                          Notes to Financial Statements
                    September 30, 1999 and September 30, 1998


Note 1: Nature of Business

          The Company was incorporated October 11, 1995 under the laws of the State of Nevada for any lawful purpose. The Company currently has no operations and, in accordance with SFAS #7, can be considered a development stage company.

          The Company has not determined its accounting policies and procedures, except as follows:

               A. The Company uses the accrual method of accounting.

               B. Earning per share is computed using the weighted average number of shares of common stock outstanding.

               C. The Company has not yet adopted any policy regarding payment dividends of dividends. No dividends have been paid since inception.


Note 2: Going Concern

          The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capitals, it would be unlikely for the Company to continue as a going concern.


                            See accountant's report.

                    PART I - FINANCIAL INFORMATION continued


Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

     The Company was incorporated on December 12, 1995 in the State of Nevada to engage I the land acquisition business and any other lawful corporate business. Other than issuing shares to its original shareholders, the Company never commenced operations.

RESULTS OF OPERATIONS


     The Company had no operations during this quarter.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     To the best knowledge of management, there are no litigation matters pending or threatened against the Company which are not in the ordinary course of business.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS

          (a)  EXHIBITS:

               (27) Financial Data Schedule

                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, as amended, the Registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NOBLE ONIE, INC.


                                       /s/  John Katter
                                       -------------------------------
                                       By: John Katter
                                       Its: President