Form 10KSB40
period 1999-12-31
NOBLE ONIE INC
filed 2000-04-14
CIK 1086461

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 0-24053

                                Noble Onie, Inc.
                 (Name of Small Business Issuer in its charter)


              Nevada                             88-0350154
----------------------------------------     -------------------
 (State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)              Identification No.)


18952 MacArthur Avenue, Suite 315
Irvine, California Florida                          92612
----------------------------------------     -------------------
 (Address of principal executive offices)         (Zip Code)

   Issuer's telephone number, including area code  (949) 261-2101
                                                   --------------

Securities to be registered under Section 12(b) of the Act:

Title of each class                      Name of each exchange on which
to be so registered                      each class is to be registered
      None                                         N/A
--------------------------------         ------------------------------

Securities to be registered under Section 12(g) of the Act:

                         Common Stock, $.001 par value
-----------------------------------------------------------------------
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes   X     No
              -----      -----

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]
                   ---

The market capitalization value of the voting stock held by non-affiliates of the registrant as of April 7, 2000 was approximately $33,090,130.

The number of shares of the Common Stock outstanding as of April 7, 2000 was 7,318,090.

                  Documents incorporated by reference:   None.

Part I

Item 1.  Description of Business.

     Unless otherwise indicated, all references to the Company include its subsidiaries: The National Capital Companies, Inc., National Capital, LLC, National Capital Merchant Group, Ltd., Travis Morgan Securities, Inc., National Capital Asset Group, Inc, National Brokers & Distributors, Inc., Cornerstone Capital Management, Inc., AISCO Holdings, Ltd., American Investment Services, Inc., AISCO Trading, Inc., AISCO Agencies, Inc., AISCO Futures, Inc., Dunhill Capital Management, Inc., and Facilities Financial, Inc.

Business Development
--------------------

     Noble Onie, Inc., a Nevada corporation ("the Company"), is a financial services company primarily engaged, through its subsidiaries, in securities trading, merchant banking, securities brokerage, investment banking, venture capital, broker/dealer services and professional money management. The Company was formed under the laws of the State of Nevada in 1995 and from 1995 until February 2000 was engaged in the business of land acquisition and the pursuit of mergers and acquisition opportunities with existing companies. In February 2000, the Company discontinued all operations relating to land acquisition and, at the same time, acquired all of the outstanding capital shares of The National Capital Companies, Inc., an Oklahoma corporation ("NCC") engaged in the business of providing financial services to individuals, institutions and small businesses.

     The National Capital Reorganization.  On February 23, 2000, pursuant to a
     -----------------------------------
Securities Purchase Agreement and Plan of Reorganization dated February 4, 2000 by and among the Company and the shareholders of NCC ("NCC Shareholders"), the Company issued 4,000,000 shares of its common stock in exchange for all of the outstanding capital shares of NCC. The Company's acquisition of the outstanding capital stock of NCC is referred to herein as the "NCC Reorganization."

     Since the NCC shareholders owned approximately 61.5% of the outstanding shares of the common stock of the Company after giving effect to the NCC Reorganization, NCC was deemed the accounting acquirer and the Company's acquisition of NCC has been accounted for as a reverse merger under the purchase method. Accordingly, from an accounting standpoint, the equity of NCC is carried forward as the equity of the combined entity. There has been no step up in the Company's accounting bases and, as a result, NCC is assumed to have acquired the Company at the Company's book value of $0, after giving effect to the consummation of the NCC Reorganization. This adjustment reflects the adjustment of the Company's equity and accumulated deficit.

     The AISCO Holding, Ltd. Acquisition.  Effective March 9, 2000, the Company
     ------------------------------------
acquired substantially all of the issued and outstanding voting securities of AISCO Holdings, Ltd., an Illinois corporation ("AISCO"), pursuant to the terms of a Securities Purchase and Agreement and Plan of Reorganization dated March 9, 2000 by and among the Company and the holders of the Class A common stock of AISCO ("AISCO Agreement"). Pursuant to the terms of the AISCO Agreement, the Company acquired approximately 82% of the issued and outstanding Class A common stock of AISCO in exchange for the Company's issuance of a total of 818,089.50 shares of its common stock to holders of the Class A common stock of AISCO. The Company's acquisition of the Class A common stock of AISCO is referred to herein as the "AISCO Acquisition."

     The Company's executive offices are located at 18952 MacArthur Boulevard, Suite 315, Irvine, California 92612; telephone (949) 261-2906.

Business of the Issuer
----------------------

     The Company, through its wholly-owned subsidiary, NCC, and majority-owned subsidiary AISCO Holdings, Ltd., is a financial services holding company whose principal subsidiaries are National Capital, LLC, National Capital Merchant Group, Ltd., Travis Morgan Securities, Inc., National Capital Asset Group, Inc, National Brokers & Distributors, Inc., Cornerstone Capital Management, Inc., American Investment Services, Inc., AISCO Trading, Inc., AISCO Agencies, Inc., AISCO Futures, Inc., Dunhill Capital Management, Inc., and Facilities Financial, Inc. NCC was incorporated in 1998 to serve as a holding company for the ownership and management of its member firms and future acquisition candidates. AISCO was incorporated in 1995 and also serves as a holding company for the ownership and management of its member firms and future acquisition candidates.

Financial Services

     The Company, through its subsidiaries, provides the following financial services:

     Brokerage Services
     ------------------

     Through its subsidiaries, Travis Morgan Securities, Inc. ("Travis Morgan") and American Investment Services, Inc. ("American"), the Company provides brokerage services to individuals and institutions. Travis Morgan was acquired by NCC in 1998 and is based in Irvine, California. Travis Morgan is a registered broker-dealer with the Securities and Exchange Commission ("SEC") in approximately 35 states and is a member of the National Association of Securities Dealers ("NASD"). American is a registered broker-dealer with the Securities and Exchange Commission ("SEC") in all 50 states and is a member of the National Association of Securities Dealers ("NASD"). American has 195 registered representatives and focuses primarily on providing financial planning and related services to individual investors

     As a securities broker, the Company acts as agent for its customers in the purchase and sale of common and preferred stocks, options and debt securities traded on securities exchanges or in the over-the-counter ("OTC") market. Major portions of the Company's revenues are derived from commissions from customers on these transactions. In the OTC market, transactions with customers in securities not listed on an exchange may be effected as a principal, rather than an agent. Customer transactions in securities are effected either on a cash or margin basis. The Company also provides investment and financial planning consultation to its individual clients, offering a diverse range of investments and services including fixed income securities, mutual funds, retirement planning and estate planning vehicles. The Company offers full service investment counseling to those clients in need of planning or advice and discounted transaction services to those clients who are active traders.

     The Company also executes securities transactions for institutional investors such as banks, mutual funds, insurance companies, hedge funds, money managers and pension and profit sharing plans. The Company focuses its institutional practice on sales and trading services for equity investors in the United States and Europe. The Company also enters into dealer agreements with mutual fund management companies and publicly registered limited partnerships. Commissions on the sale of these securities are derived from the standard dealers discounts, which range from approximately Two percent (2%) to Ten percent (10%)of the purchase price of the securities, depending on the terms of the dealer agreement and the amount of the purchase.

     Corporate Finance and Investment Banking.
     ----------------------------------------

     The Company raises capital through public and private offerings of securities for corporations that are engaged in a variety of businesses. The Company participates in underwritings of corporate securities as managing underwriter and as a syndicate member. Management of an underwriting account is generally more profitable than participation as a member of an underwriting syndicate. Revenues generated by syndicate participations have not been material.

     The Company generally underwrites public offerings of securities in the range of $500,000 to $2,000,000 on a "best efforts" basis. The Company and other underwriters may also sell a portion of their commitment through a "selling group" of other stock brokerage firms that participate in selling the offering. As an underwriter, the Company is also subject to potential liability under federal and state securities laws and other laws if the registration statement or prospectus contains a material misstatement or omission. The Company's potential liability as an underwriter is uninsured.

     When the Company acts as the managing underwriter or co-managing underwriter for a securities offering, the Company typically receives a percentage of the aggregate amount of money raised in an offering to cover non accountable expenses as well as the compensation of the underwriters, selling group members and registered representatives. The size of this percentage depends on the size of the transaction. The Company also typically receives warrants to purchase securities in an amount equal to a fixed percentage of the securities sold in the offering, although a portion of these warrants are typically transferred as compensation to persons associated with the Company and, in certain cases, to other major underwriters in the public offering.

     In addition to its corporate financing activities, the Company also provides its company clients with advisory services designed to assist them with their evaluation of potential merger and acquisition candidates and opportunities. The Company helps its clients identify and contact potential acquirers, merger, joint venture or investment partners and then prepares a descriptive memorandum of the client's business for use in discussions with prospective companies. The Company also assists clients with the due diligence process, the negotiating and structuring of the transaction and the development of corporate strategies for growth and investment.

     Trading and Market Making
     -------------------------

     In addition to executing trades as an agent, the Company regularly acts as a principal in executing trades in equity securities. The Company's market making activities are conducted primarily with other dealers in the "wholesale market." Transactions with dealers are effected as principal at the current inter-dealer price. The Company's transactions as a principal expose it to risk because securities positions are subject to fluctuations in market value and liquidity. Profits or losses on trading and investment positions depend upon the skills of the employees in the Company's trading divisions and employees responsible for taking investment positions.

     The level of positions carried in the Company's trading and investment accounts fluctuates significantly. The size of the securities positions at any date may not be representative of the Company's exposure on any other date, because the securities positions vary substantially depending upon economic and market conditions, the allocation of capital among types of inventories, and trading volume The aggregate value of inventories that the Company may carry is limited by certain requirements under the SEC's net capital rules.

     All of the Company's trading and market making activity is conducted through its subsidiaries, National Capital, LLC ("NATC") and AISCO Trading, Inc. ("AISC") NATC was founded in 1992 and is based in Oklahoma City, Oklahoma.
NATC is a securities trading and wholesale market-making firm, a registered broker-dealer with the SEC, and a member of the NASD. NATC makes a market in approximately 200 OTC traded equity securities and currently employs six traders. AISCO Trading, Inc. was founded in 1997 and is based in East Peoria, IL. AISC is a securities trading and wholesale market-making firm, a registered broker-dealer with the SEC, and a member of the NASD. AISC makes a market in approximately 30 OTC traded equity securities and currently employs one trader.

     Merchant Banking
     ----------------

     The Company offers merchant banking services through its wholly owned subsidiary, National Capital Merchant Group, Ltd. ("NCMG"). NCMG is an investment fund that was founded in 1998 and is based in Nassau, Bahamas. NCMG acts as a traditional merchant bank, providing both debt and equity financing to micro-cap and small-cap companies and acting as a strategic partner to assist in the development and growth of select companies.

     NCMG makes proprietary investments for its own account. NCMG identifies and evaluates investment opportunities, then structures direct equity investments or mezzanine financing primarily with public companies. NCMG invests primarily in private placements, open market transactions, negotiated block transactions and through stock option agreements.

     Additional Financial Services
     -----------------------------

     In addition to Travis Morgan, American, NATC, AISC and NCMG, the Company also offers financial services through the following subsidiaries:

     National Capital Asset Group, Inc. ("NCAG"), was formed by the Company in 1999 and is based in Las Vegas, Nevada. NCAG provides extensive financing services to developmental public companies, including institutional debt or equity funding, traditional commercial lending, and non-traditional financing sources.

NCAG employs approximately 10 consultants who provide services such as small business development, strategic planning and analysis, mergers and acquisitions advisory, joint ventures, strategic partnerships, and other corporate advisory services.

     National Brokers & Distributors, Inc. ("NBDS") was formed by the Company in 1999 and is based in Las Vegas, NV. NBDS's business is to provide domestic and international product distribution. NBDS focuses on marketing consumer-oriented products to national grocery and drug chains, mass merchandisers, the food service industry, government accounts, hospitals and convalescent homes. Additionally, NBDS assists startup companies in establishing programs for sales and marketing, packaging, public relations, product pricing, advertising, management, corporate structure and key personnel placement.

     Cornerstone Capital Management, Inc. ("CCM") which was acquired by the Company in 1999, is based in Colorado Springs, Colorado and is a Registered Investment Advisor with the SEC. CCM provides professional money management to five open end investment companies (mutual funds), one hedge fund, and approximately 300 accounts for wealthy individuals, institutions, foundations, endowments, and municipalities. CCM currently manages in excess of $120 million and expects to increase assets under management to more than $200 million within one year through acquisitions and internal growth.

     Dunhill Capital Management, Inc. ("Dunhill") is based in East Peoria, Illinois and is a Registered Investment Advisor with the SEC. Dunhill provides professional money management services for wealthy individuals, institutions, foundations, endowments, and municipalities.

     AISCO Agencies, Inc. ("Agencies"), is based in East Peoria, Illinois and is an insurance agency that offers the products of more than 120 insurance carriers, including variable annuities, fixed annuities, variable universal life, term life, group life, individual health, long-term care, disability income and supplemental group benefits.

     AISCO Futures, Inc. ("Futures"), is based in East Peoria, Illinois and is a commodity futures merchant licensed by the Commodities Futures Trading Commission ("CFTC").

     Facilities Financial, Inc. ("Facilities") is based in East Peoria, Illinois and holds title to the Company's physical property and equipment located in its East Peoria, Illinois location.


Regulation

     The securities business is subject to extensive regulation under federal and state laws. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets. The SEC is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally the NASD. These self-regulatory organizations adopt rules (subject to approval by the SEC) which govern the industry and conduct periodic examinations of member broker-dealers. Securities firms are also subject to regulation and examination by state securities commissions in the states in which they are registered. The Company is registered with the SEC as a broker-dealer under the Securities Exchange Act of 1934 and is also a member of the NASD.

     The regulations to which broker-dealers are subject cover all aspects of the securities business, including sales methods, trading practices among broker-dealers, capital structure of securities firms, record keeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and by self-regulatory bodies or changes in the interpretation or enforcement of existing laws and rules often affect directly the method of operation and profitability of broker-dealers. The SEC, NASD and state regulatory authorities may conduct administrative proceedings, which can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees.

  The SEC and the NASD also have stringent provisions with respect to net capital requirements applicable to the operation of securities firms. The Company's broker/dealer subsidiaries are required to maintain minimum "net capital" under the SEC's net capital rule of not less than Twelve and one half percent (12.5% of their aggregate indebtedness Any significant reduction in the Company's net capital, even if the Company were still in compliance with the SEC's net capital rule for its retail and trading activities, could have a material adverse impact on the ability of the Company's subsidiaries to continue their business.


Competition

     All aspects of the Company's business are highly competitive. In its general brokerage activities, the Company competes directly with numerous other broker-dealers, many of which are large well-known firms with substantially greater financial and personnel resources than the Company. Many of the Company's competitors employ extensive advertising and actively solicit potential clients in order to increase business. In addition, brokerage firms compete by furnishing investment research publications to existing clients, the quality and breadth of which are considered important in the development of new business and the retention of existing clients. The Company also competes with a number of smaller regional brokerage firms.

     Some commercial banks and thrift institutions offer securities brokerage services. Many commercial banks offer a variety of investment banking services. Competition among financial services firms also exists for investment representatives and other personnel.

     The securities industry has become considerably more concentrated and more competitive since the Company was founded, as numerous securities firms have either ceased operations or have been acquired by or merged into other firms. This trend has been particularly pronounced among firms similar in size and business mix to the Company. In addition, companies not engaged primarily in the securities business, but with substantial financial resources, have acquired leading securities firms. These developments have increased competition from firms with greater capital resources than those of the Company. Various legislative and regulatory developments have tended to increase competition within the industry or reduced profits for the industry. In particular, various recent developments have tended to increase competition from commercial banks. The securities industry has experienced substantial commission discounting by broker-dealers competing for brokerage business. In addition, an increasing number of specialized firms now offer "discount" services to individual customers. These firms generally effect transactions for their customers on "execution only" basis without offering other services such as portfolio valuation, investment recommendations and research. The continuation of such discounting and an increase in the number of new and existing firms offering discounts could adversely affect the Company. In addition, rapid growth in the mutual fund industry is presenting potential customers of the Company with an increasing number of alternatives to traditional stock brokerage accounts.

     In its investment banking activities, the Company competes with other brokerage firms, venture capital firms, banks and all other sources of capital for small, growing companies. Since the Company generally manages offerings smaller than $2 million, it does not typically compete with the investment banking departments of large, well-known national brokerage firms. Nevertheless, the Company occasionally manages larger offerings. In addition, large national and regional investment banking firms occasionally manage offerings of a size that is competitive with the Company, typically for fees and compensation less than that charged by the Company. When the market for public offerings is active, many small regional firms that do not typically engage in investment banking activities also begin to compete with the Company.

Employees

     As of the date of this Report, the Company had approximately 70 employees, of whom approximately 40 were executives and support staff and 30 were involved in brokerage activities and compensated primarily on a commission basis. The Company also had independent contractor arrangements with approximately 225 independent contractors, all of whom are compensated solely on a commission basis.

Item 2.  Description of Property.

     The Company's executive offices are located in Irvine, California and consist of approximately 8027 square feet which the Company rents for $13,594.00
per month.  The lease is for a 4-year term and expires in July 2002.   In
addition, the Company maintains corporate offices in Las Vegas, Nevada, Colorado Springs, Colorado, Oklahoma City, Oklahoma, and East Peoria, Illinois.

Item 3.  Legal Proceedings.

  None

Item 4.  Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to the security holders of the Company during the fourth quarter of the fiscal year ended December 31, 1999.

Part II

Item 5.  Market for Common Equity and Related Shareholder Matters.

     The Company's Common Stock has been listed on the OTC Bulletin Board under the symbol "NBOI" since October 1999 however no trading in the Common Stock occurred until February 2000 following the completion of the Company's reorganization with NCC.

     As of April 7, 2000, there were 50 record holders and approximately 100 beneficial owners of the Company's Common Stock.

     The Company has not paid any cash dividends on its common stock since its inception and does not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of the Company's business.

Item 6.  Recent Sales of Unregistered Securities

     During the fiscal year ended December 31, 1999, the Company did not sell any unregistered shares of its Common Stock.

Item 7.  Management's Discussion and Analysis or Plan of Operation.

  The Company was incorporated under the laws of the state of Nevada in 1995 for the purpose of engaging in a merger or acquisition with an existing company. Prior to its reorganization with NCC, the Company had no assets and no operations.

The National Capital Reorganization.
-----------------------------------

  In February 2000, 1998, the Company closed a Securities Purchase Agreement and Plan of Reorganization ("Reorganization Agreement") with the National Capital Companies, Inc., an Oklahoma corporation engaged in the business of providing financial services to individuals, institutions and businesses. Pursuant to the Reorganization Agreement, the shareholders of NCC became the controlling stockholders of the Company and NCC became a wholly owned subsidiary of the Company (referred to herein as the "NCC Reorganization").

  Since the NCC shareholders owned approximately 61.5% of the outstanding shares of the common stock of the Company after giving effect to the NCC Reorganization, NCC was deemed the accounting acquirer and the Company's acquisition of NCC will be accounted for as a reverse merger under the purchase method. Accordingly, from an accounting standpoint, the equity of NCC is carried forward as the equity of the combined entity. There will be no step up in the Company's accounting bases and, as a result, NCC will be assumed to have acquired the Company at the Company's book value of $0, after giving effect to the consummation of the NCC Reorganization. This adjustment will reflect the adjustment of the Company's equity and accumulated deficit.

  In accordance with the requirements of Form 10-KSB, the Company has included with this Annual Report its financial statements as of and for the year ended December 31, 1999. Because the NCC

Reorganization occurred after the end of the Company's fiscal year, however, the financial statements included in this Annual Report do not give effect to the NCC Reorganization. The financial statements of the Company that give effect to the NCC Reorganization are currently being audited by the Company's independent public accountants and, when they are available, will be filed with an amendment to this Annual Report. These financial statements will include both historical financial statements of the Company and NCC as well as pro forma financial statements that give effect to the NCC Reorganization. The Company also intends to amend this Item 7, Management's Discussion and Analysis to complement the Company's financial statements that give effect to the NCC Reorganization.

The AISCO Holding, Ltd. Acquisition.
------------------------------------

  On March 9, 2000, pursuant to a Securities Purchase and Agreement and Plan of Reorganization dated March 9, 2000 by and among the Company and the Class A shareholders of AISCO Holdings, Ltd. ("AISCO"), the Company issued 818,089.50 shares of its common stock in exchange for all of the outstanding voting shares of AISCO. The Company has filed a Form 8-K that discloses the Company's acquisition of AISCO and intends to file an amendment to that 8-K that includes the historical financial statements of AISCO as well as pro forma financial statements that give effect to the acquisition of AISCO.

Forward Looking Statements
--------------------------

     This report contains forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions, including, without limitation, the Company's recent commencement of commercial operations and the risks and uncertainties concerning the acceptance of its services and products by its potential customers; the Company's present financial condition and the risks and uncertainties concerning the availability of additional capital as and when required; technological changes; increased competition; and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The Company cautions potential investors not to place undue reliance on any such forward-looking statements, all of which speak only as of the date made.

Item 7.  Financial Statements

                         INDEX TO FINANCIAL STATEMENTS

  In accordance with the requirements of form 10-ksb, the company has included with this annual report its financial statements as of and for the year ended December 31, 1999. Because the NCC Reorganization occurred after the end of the Company's fiscal year, however, the financial statements included in this Annual Report do not give effect to the NCC Reorganization. The financial statements of the Company that give effect to the NCC Reorganization are currently being audited by the Company's independent public accountants and, when they are available, will be filed with an amendment to this Annual Report. These financial statements will include both historical financial statements of the Company and NCC as well as pro forma financial statements that give effect to the NCC Reorganization.


Report of Independent Certified Public Accountants..........................................   18
Balance Sheet at December 31, 1999..........................................................   19
Statement of Operations for the year ended December 31, 1999
  and cumulative from inception (December 12, 1995) to December 31, 1999....................   20
Statement of Stockholders' Equity from inception (December 12, 1995) to December 31, 1999...   21
Statement of Cash Flows for the year ended December 31, 1999
 and cumulative from inception (December 12, 1995) to December 31, 1999.....................   22
Notes to Financial Statements...............................................................   23

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Noble Onie, Inc.
Las Vegas, Nevada

     I have audited the accompanying balance sheets of Noble Onie, Inc. (a development stage company), as of December 31, 1999 and the related statements of operations, stockholders equity and cash flows for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Noble Onie, Inc. at December 31, 1999 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this certainty.


Kurt D. Saliger C.P.A.
March 20, 2000

                                NOBLE ONIE, INC.
                         (A Development Stage Company)
                                 BALANCE SHEET

                                                                      December 31,
                                                                         1999
                                                                      ------------

                                  ASSETS

CURRENT ASSETS
    Cash                                                                 $      0
                                                                         --------

    TOTAL CURRENT ASSETS                                                 $      0

OTHER ASSETS                                                             $      0

                               TOTAL ASSETS                              $      0
                                                                         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts Payable                                                     $      0
                                                                         --------

    TOTAL CURRENT LIABILITIES                                            $      0

LONG-TERM DEBT                                                           $      0

STOCKHOLDERS' EQUITY
    Common Stock, $.001 par value
    authorized 25,000,000 shares issued
    and outstanding at December 31, 1999
    250,000 shares                                                       $    250

    Additional Paid In Capital                                           $  2,500

    Deficit Accumulated During Development Stage                          ($2,500)
                                                                         --------
    TOTAL STOCKHOLDERS' EQUITY                                           $      0
                                                                         --------
                          TOTAL LIABILITIES AND
                          STOCKHOLDERS' EQUITY                           $      0
                                                                         ========

                                NOBLE ONIE, INC.
                         (A Development Stage Company)
                            STATEMENT OF  OPERATIONS

                                                                               Dec. 12, 1995
                                              Jan. 1, 1999 to                 (inception) to
                                               Dec. 31, 1999                   Dec. 31, 1999
                                              ---------------                 --------------
INCOME
    Revenue                                        $      0                      $       0
                                                   --------                      ---------
    TOTAL INCOME                                   $      0                      $       0

EXPENSES
    General and Administrative                     $      0                      $   2,500
                                                   --------                      ---------
    TOTAL EXPENSES                                 $      0                      $   2,500
                                                   --------                      ---------
    NET PROFIT (LOSS)                              $      0                        ($2,500)
                                                   ========                      =========
    NET PROFIT (LOSS)
    PER SHARE                                      $0.0000                       ($0.0100)
                                                   ========                      =========
    AVERAGE NUMBER OF
    SHARES OF COMMON
    STOCK OUTSTANDING                              $250,000                      $ 250,000
                                                   ========                      =========

                                NOBLE ONIE, INC.
                         (A Development Stage Company)
                       STATEMENT OF STOCKHOLDERS' EQUITY
                               December 31, 1999

                                                   Common Stock
                                                   ------------
                                                                                                     (Deficit)
                                                                                                    Accumulating
                                                                               Additional              During
                                          Number of                              Paid In            Development
                                           Shares             Amount             Capital               Stage
                                         -----------        -----------        -----------         --------------
January 16, 1996
issued for cash (Note 2)                     250,000               $250             $2,250

Net Income, December 12, 1995
(inception) to December 31, 1996                                                                          ($2,500)
                                            --------              -----            -------               --------
Balance, December 31, 1996                   250,000               $250             $2,250                ($2,500)

Net Income, December 31, 1997                                                                            $      0
                                            --------              -----            -------               --------
Balance, December 31, 1997                   250,000               $250             $2,250                ($2,500)

Net Income, December 31, 1998                                                                            $      0
                                            --------              -----            -------               --------
Balance, December 31, 1998                   250,000               $250             $2,250                ($2,500)

Net Income, December 31, 1999                                                                            $      0
                                                                  -----            -------               --------

Balance December 31, 1999                    250,000               $250             $2,250                ($2,500)
                                            ========              =====            =======               ========

                                NOBLE ONIE, INC.
                         (A Development Stage Company)
                            STATEMENT OF CASH FLOWS

                                                                                         Dec. 12, 1995
                                                          Jan. 1, 1999 to             (inception) to Dec.
                                                           Dec. 31, 1999                   31, 1999
                                                          ---------------             -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net (Loss)                                                   $0                      ($2,500)
     Adjustment to reconcile net (loss) to net cash
     provided by operating activities:
     Amortization                                                 $0                     $      0
                                                            --------                    ---------
Net cash provided by operations                                   $0                      ($2,500)
                                                            --------                    ---------

CASH FLOWS FROM INVESTING ACTIVITIES                              $0                     $      0

CASH FLOWS FROM FINANCING ACTIVITIES
    Issue common stock                                            $0                     $  2,500
                                                            --------                    ---------
    Net increase in cash                                          $0                     $      0

    Cash, Beginning of Period                                     $0                     $      0
                                                            --------                    ---------
    Cash, Ending of Period                                        $0                     $      0
                                                            ========                    =========

                               (NOBLE ONIE, INC.)
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1999

NOTE 1 - ORGANIZATION AND ACCOUNTING POLICIES

  The Company was incorporated October 11, 1995 under the laws of the State of Nevada. The Company was organized to engage in any lawful activity. The Company currently has no operations and, in accordance with SFAS #7, is considered a development stage company.

  The Company has not determined its accounting policies and procedures, except as follows:

  1.  The Company uses the accrual method of accounting.

  2. Earnings per share are computed using the weighted average number of shares of common stock outstanding.

  3. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

NOTE 2 - ISSUANCE OF COMMON STOCK

  The Company issued 250,000 shares of common stock for cash of $2,500 on January 16, 1996.

NOTE 3 - GOING CONCERN

  The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

NOTE 4 - WARRANTS AND OPTIONS

  There are no warrants or options outstanding to acquire any additional shares of common stock.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Set forth below are the directors and officers of the Company.

          Name                          Age                       Position
---------------------------          ---------         -------------------------------------------------
Darrell T. Uselton                      33             Chairman of the Board and Chief Executive Officer
Joseph A. Cerbone                       61             President and Director
William K. Cantrell                     56             Executive Vice President, Secretary and Director
Teresa Landers                          47             Chief Financial Officer
E. Andrew Sensenig                      39             Director
Jason D. Huntley                        28             Director

     Mr. Uselton has served as the Chairman and the Chief Executive Officer of the Company since February 2000. Mr. Uselton founded NCC in 1992 and has served as its Chief Executive Officer since its inception. Mr. Uselton also serves as the Managing Director of two of the Company's subsidiaries, National Capital, LLC and National Capital Merchant Group, Ltd.

     Mr. Cerbone has served as the President and as a director of the Company since February 2000. From 1998 to the present, Mr. Cerbone has served as the President of the Company's wholly-owned subsidiary, NCC. From 1996 to the present, Mr. Cerbone has served as the Chairman of the Company's wholly owned subsidiary, Travis Morgan. From 1994 to 1996, Mr. Cerbone served as the Marketing Director for Spectrum Securities. Mr. Cerbone also serves as a director of Hydrogiene Corp.

     Mr. Cantrell has served as the Executive Vice President, Secretary and as a director of the Company since February 2000. From April 1998 to June 1999, Mr. Cantrell was a principal of Sun Point Securities. From February 1997 to the present, he has also served as a consultant for WKC Associates. From October 1997 to February 1998, he was a principal with Fletcher & Fara Day, Inc. from February 1996 to January 1997, he served as the President of First American Equities, Inc. From June 1989 to July 1996, he served as the President of Pacific Securities Training Institute.

     Mr. Sensenig has served as a director of the Company since February 2000. For the past five years, Mr. Sensenig has served as the Vice Chairman and Director of Investment Management for Travis Morgan Securities, Inc., a subsidiary of the Company.

     Mr. Huntley has been a director of the Company since February 2000. , In 1997, Mr. Huntley founded Cornerstone Capital Management, Inc., a subsidiary of the Company and has served as its President & CEO since its inception. From 1994 to 1997, Mr. Huntley served as Director of Institutional Services for First Affirmative/Walnut Street, a provider of investment management and advisory services.

     All directors serve for a one-year term and until their successors are duly elected and qualified. All officers serve at the discretion of the Board of Directors.

     Ms. Landers has served as the Chief Financial Officer of the Company since February 2000. From 1995 to the present, Ms. Landers has served as the Controller of NCC and its predecessors. From 1995 to 1996, Ms. Landers served as the Controller of First American Equities, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file.

     Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended December 31, 1999, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Item 10.  Executive Compensation.

     Cash Compensation of Executive Officers. The following table sets forth the cash compensation paid by the Company to its Chief Executive Officer and to all other executive officers for services rendered during the fiscal years ended December 31, 1999, 1998 and 1997.


                                       Annual  Compensation                       Long-Term Compensation
                           ----------------------------------------------     -----------------------------
                                                                                                 Common
                                                                                                 Shares
                                                                Other          Restricted       Underlying
                                                                Annual            Stock          Options
                                                             Compensation         Awards         Granted          All Other
 Name and Position        Year     Salary         Bonus          (1)               ($)          (# Shares)       Compensation
--------------------      ----    --------       -------     ------------      ----------     -------------     ---------------
Darrel T. Uselton,        1999     $80,000         -0-         $ 53,252             -0-            -0-              $8,400(2)
Chairman and CEO          1998     $15,000         -0-         $  3,084             -0-            -0-                -0-
                          1997     $17,000         -0-              -0-             -0-            -0-                -0-

Joseph A. Cerbone,        1999     $54,000         -0-          $115,309            -0-            -0-                -0-
 President(3)             1998     $10,500         -0-          $ 10,563            -0-            -0-                -0-
                          1997       -0-           -0-               -0-            -0-            -0-                -0-

John Katter,              1999       -0-           -0-               -0-            -0-            -0-                -0-
 President and            1998       -0-           -0-               -0-            -0-            -0-                -0-
 CEO(4)                   1997       -0-           -0-               -0-            -0-            -0-                -0-

___________________
(1)  Represents trading commissions paid to Mr. Uselton and Mr. Cerbone.

(2)  Represents a car allowance of $700 per month payable to Mr. Uselton.

(3)  Mr. Cerbone joined NCC in September 1998.

(4) Mr. Katter served as President of the Company until its reorganization with NCC in February 2000.

     Compensation of Directors. At the present time, directors receive no compensation for serving as directors of the Company, however the Company may in the future begin to compensate its non-officer directors. All directors receive reimbursement for out-of-pocket expenses in attending Board of Directors meetings. From time to time the Company may engage certain members of the Board of Directors to perform services on behalf of the Company and will compensate such persons for the services which they perform.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

          The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock as of April 7, 2000 by (i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of Common Stock, (ii) each of the Company's directors and executive officers and (iii) all directors and executive officers as a group.


      Name and Address(1)                         Number                Percent
-------------------------------------          ------------           -----------
Darrell T. Uselton                                2,030,466              27.7%
Joseph A. Cerbone                                   353,522               4.8%
Teresa Landers                                       46,790                (2)
William Cantrell                                      8,318                (2)
Andrew Sensenig                                     176,761               2.4%
Jason D. Huntley                                     93,580               1.2%
All officers and directors as a group             2,709,437              37.0%

_______________
(1)  Address is 18952 MacArthur Avenue, Suite 315, Irvine, California 92612.

(2)  Less than one percent.

Item 12.    Certain Relationships and Related Transactions.

     In February 2000, the Company issued 4,000,000 shares of Common Stock to the former shareholders of NCC. For a more complete description of the terms of the NCC Reorganization see, Item 1, Description of Business.

Item 13.  Exhibits and Reports on Form 8-K.

   (a)   Index To Exhibits

                                                                                     Page
                                                                                     -----
   3.1    Articles of Incorporation of the Company.(1)

   3.2    Bylaws of the Company.(1)

   4.1    Specimen of Common Stock Certificate.(1)

  10.1    Securities Purchase Agreement and Plan of Reorganization between the
          Company and the shareholders of The National Capital Companies, Inc., dated February 4, 2000.

  10.2 Securities Purchase Agreement between the Company and the holders of the Class A Common Stock of AISCO Holdings, Ltd., dated March 17, 2000.

  21.1    List of Subsidiaries.

  27.1    Financial Data Schedule

_______________

(1) Previously filed as part of the Company's registration statement on Form 10-SB (SEC File No. 0-26141) filed with the Securities and Exchange Commission on May 20, 1999.

(b)  Reports on Form 8-K.

     None.

                                  Signatures

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NOBLE ONIE, INC.

Date:  April 14, 2000         By:  /s/ DARRELL T. USELTON
                                 --------------------------
                                Darrell T. Uselton, Chairman and Chief Executive Officer

Date:  April 14, 2000         By:  /s/ TERESA LANDERS
                                 ----------------------
                                Teresa Landers, Chief Financial Officer


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                                Title                                     Date
---------                                ------------------------------------------               ------
/s/ DARRELL T. USELTON                   Chairman of the Board and Chief Executive              April 14, 2000
------------------------------------     Officer
DARRELL T. USELTON

/s/ JOSEPH A. CERBONE                    President and Director                                 April 14, 2000
------------------------------------
JOSEPH A. CERBONE

/s/ WILLIAM CANTRELL                     Executive Vice President and Director                  April 14, 2000
------------------------------------
WILLIAM CANTRELL

/s/ E. ANDREW SENSENIG                   Director                                               April 14, 2000
------------------------------------
E. ANDREW SENSENIG

/s/ JASON D. HUNTLEY                     Director                                               April 14, 2000
------------------------------------
JASON D. HUNTLEY