Form 10QSB
period 2000-03-31
NATIONAL CAPITAL COMPANIES INC
filed 2000-05-23
CIK 1086461

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark One)

         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

         [_]       TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________


Commission File Number 0-24053

                     The National Capital Companies, Inc.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                    Nevada                             88-0350154
       ---------------------------------        ------------------------
         (State or other jurisdiction                (IRS Employer
       of incorporation or organization)           Identification No.)

             18952 MacArthur Avenue, Suite 315, Irvine, California
       -----------------------------------------------------------------
                    (Address of principal executive offices)

                                (949) 261-2101
                          ---------------------------
                          (Issuer's telephone number)


                               Noble Onie, Inc.
       -----------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   [X]        No   [_]

     As of May 18, 2000 the Company had 7,368,090 shares of its $.001 par value common stock issued and outstanding.

                        PART 1 - FINANCIAL INFORMATION


ITEM 1.  Financial Statements (Unaudited)                                   PAGE
                                                                            ----

Report on Review by Independent Certified Public Accountants .............    3
Condensed Consolidated Balance Sheet at March 31, 2000....................    4
Condensed Consolidated Statements of Operations for the three months
  ended March 31, 2000 and 1999...........................................    5
Condensed Consolidated Statements of Cash Flows for the
  three months ended March 31, 2000 and 1999..............................    6
Notes to Condensed Consolidated Financial Statements......................    7

                                                                    May 12, 2000

                     Independent Accountants' Review Report
                     --------------------------------------

To the Board of Directors of
The National Capital Companies, Inc.


     We have reviewed the accompanying condensed consolidated balance sheet of The National Capital Companies, Inc. and its subsidiaries as of March 31, 2000, and the related condensed consolidated statements of income and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of The National Capital Companies, Inc.

     A review of interim financial information consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.


                                    /s/ Lesley, Thomas, Schwarz & Postma, Inc.
                                    A Professional Accountancy Corporation
                                    Newport Beach, California

                     THE NATIONAL CAPITAL COMPANIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEET

                     March 31, 2000 (Unaudited) (In 000's)


                                    ASSETS
                                    ------
CASH AND CASH EQUIVALENTS                                            $ 2,194

RECEIVABLES FROM CLEARING ORGANIZATIONS                                2,665

ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS OF $11       357

OTHER RECEIVABLES                                                        363

SECURITIES OWNED, AT ESTIMATED FAIR VALUE                              2,868

FURNITURE AND EQUIPMENT, LESS ACCUMULATED DEPRECIATION OF $107         1,194

GOODWILL, LESS ACCUMULATED AMORTIZATION OF $131                        6,483

OTHER ASSETS                                                             447
                                                                     -------
                                                                     $16,571
                                                                     =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

LIABILITIES
-----------
 ACCOUNTS PAYABLE AND ACCRUED EXPENSES                               $   362

 COMMISSIONS PAYABLE                                                   2,408

 PAYABLE TO CLEARING ORGANIZATIONS                                     1,096

 INCOME TAXES PAYABLE                                                  1,449

 OTHER LIABILITIES                                                       418

 DUE TO AFFILIATES                                                       325

 DEFERRED TAX LIABILITY                                                   16

 NOTES PAYABLE                                                         1,715
                                                                     -------
                                                                       7,789
                                                                     -------

STOCKHOLDERS' EQUITY
--------------------
 COMMON STOCK $.001 PAR VALUE, 50,000,000 SHARES
  AUTHORIZED; 7,368,090 SHARES ISSUED AND OUTSTANDING                      7

 ADDITIONAL PAID IN CAPITAL                                            6,795

 RETAINED EARNINGS                                                     1,980
                                                                     -------
  TOTAL STOCKHOLDERS' EQUITY                                           8,782
                                                                     -------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $16,571
                                                                     =======

           See Notes to Condensed Consolidated Financial Statements.

                     THE NATIONAL CAPITAL COMPANIES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)
                      (In 000's except per share amounts)


                                                 Three Months Ended
                                                 ------------------
                                                      March 31,
                                                 ------------------
                                                  2000        1999
                                                 ------      ------
REVENUES                                         $6,389      $1,859
                                                 ------      ------
COMMISSIONS, COMPENSATION AND BENEFITS            3,594         549
GENERAL AND ADMINISTRATIVE                        1,530         354
                                                 ------      ------
TOTAL EXPENSES                                    5,124         903
                                                 ------      ------
INCOME BEFORE INCOME TAXES                        1,265         956
PROVISION FOR INCOME TAXES                          569         410
                                                 ------      ------
NET INCOME                                       $  696      $  546
                                                 ======      ======

BASIC EARNINGS PER SHARE                         $ 0.09      $ 0.39
                                                 ======      ======
DILUTED EARNINGS PER SHARE                       $ 0.09      $ 0.39
                                                 ======      ======

           See Notes to Condensed Consolidated Financial Statements

                     THE NATIONAL CAPITAL COMPANIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                                  (In 000's)

                                                          Three Months Ended
                                                          ------------------
                                                               March 31,
                                                          ------------------
                                                           2000        1999
                                                          -------      -----
NET CASH PROVIDED BY OPERATING ACTIVITIES                 $ 1,348      $ 283
                                                          -------      -----
NET CASH USED IN INVESTING ACTIVITIES                         (44)        (1)
                                                          -------      -----
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES          (200)        92
                                                          -------      -----
NET INCREASE IN CASH AND CASH EQUIVALENTS                   1,104        374

CASH AND CASH EQUIVALENTS, beginning of period              1,090        451
                                                          -------      -----
CASH AND CASH EQUIVALENTS, end of period                  $ 2,194      $ 825
                                                          =======      =====

NON-CASH INVESTING AND FINANCING ACTIVITIES
 Business acquisitions
   Assets acquired                                        $ 3,714      $   0
   Liabilities assumed                                     (3,424)         0
   Common stock issued                                       (290)         0
                                                          -------      -----
       Cash paid for acquisition                          $     0      $
                                                          =======      =====
SUPPLEMENTAL INFORMATION, CASH PAID FOR:
 Interest                                                 $    11      $  10
                                                          =======      =====
 Income taxes                                             $     0      $   0
                                                          =======      =====

           See Notes to Condensed Consolidated Financial Statements

                     THE NATIONAL CAPITAL COMPANIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                                MARCH 31, 2000


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited financial statements include the accounts of the Company and all of its wholly owned and majority owned subsidiaries. All significant intercompany transactions have been eliminated. The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. Operating results for the three months ended March 31, 1999 were not reviewed by the Company's independent certified public accountants. For further information, the statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 and the Company's Current Report on Form 8-K/A dated April 24, 2000.


NOTE 2 - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                               March 31,
                                                       -----------------------
                                                          2000         1999
                                                       ----------   ----------
NUMERATOR                                              $  696,000   $  546,000
                                                       ==========   ==========
DENOMINATOR:

  DENOMINATOR FOR BASIC EARNINGS PER SHARE -
   WEIGHTED-AVERAGE SHARES                              7,368,090    1,390,000
                                                        =========   ==========
  DENOMINATOR FOR DILUTED EARNINGS PER SHARE            7,368,090    1,390,000
                                                       ==========   ==========
  BASIC EARNINGS PER SHARE                             $      .09   $      .39
                                                       ----------   ----------
  DILUTED EARNINGS PER SHARE                           $      .09   $      .39
                                                       ----------   ----------

NOTE 3 - ACQUISITIONS

     On February 4, 2000, the Company conducted a reorganization with National Capital Companies, Inc., an Oklahoma corporation ("NCC"). Pursuant to the terms of a Securities Purchase Agreement and Plan of Reorganization between the Company and the stockholders of NCC, the Company acquired all of the outstanding capital stock of NCC in exchange for the issuance of 4,000,000 shares of the Company's common stock to the former stockholders of NCC. Because the stockholders of NCC owned approximately 61.5% of the outstanding shares of the common stock of the Company after giving effect to the reorganization, the acquisition of NCC was considered a reverse merger and the Company has been deemed the acquirer for accounting purposes. As such, the equity of NCC has been carried forward as the equity of the Company.

     On March 9, 2000, the Company acquired all of the outstanding voting securities of AISCO Holdings, Ltd., an Illinois corporation ("AISCO"). AISCO is a full-service financial services company that provides brokerage, trading, investment advisory and insurance services. Pursuant to a Securities Purchase Agreement between the Company and the stockholders of AISCO, the Company issued approximately 818,090 shares of its common stock to the former stockholders of AISCO in exchange for their interests in AISCO. The acquisition has been accounted for under the purchase method of accounting and is intended to qualify as a tax-free reorganization under IRC (S)368(a)(1)(B). The fair value of purchase consideration of approximately $5,725,000 has been allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their relative fair values. The excess of the fair value of purchase consideration over assets acquired and liabilities assumed has been allocated to goodwill and is being amortized on a straight-line basis over ten (10) years.

     The following pro forma results of operations give effect to these acquisitions as if the transactions had occurred January 1, 2000 (in 000's):

                                            Three Months
                                               Ended
                                           March 31, 2000
                                           --------------
          Revenues                             $11,633
                                               =======
          Net income                           $   787
                                               =======
          Earnings per share                   $  0.11
                                               =======

     The unaudited pro forma consolidated statements of income are not necessarily indicative of the operating results that would have occurred as if these acquisitions had occurred as of the beginning of the periods presented and should not be construed as being representative of future operating results.

NOTE 4 - NOTES PAYABLE

     Notes payable at March 31, 2000 primarily consists of various bank notes with principal amounts in the aggregate of approximately $1,150,000, Per the terms of the notes, monthly payments vary from approximately $1,500 - $6,000 and aggregate to approximately $13,250 per month at interest rates from 9% - 11%. These notes are due at various dates and are secured by first and second deeds of trust on the Company's property acquired in the AISCO purchase in Peoria, Illinois as previously described in Note 3.

     In addition, the Company's remaining notes, aggregating to approximately $565,000, consist of various unsecured notes with clearing organizations assumed in the Company's purchase of AISCO. These notes are due upon demand and payable in monthly installments of $10,000 at varying interest rates from 8% - 10%.

NOTE 5 - CONTINGENCIES


     A subsidiary of the Company has also been named as a defendant in ten (10) lawsuits alleging various claims. The suits ask for actual damages totalling approximately $1,800,000 plus punitive damages, interest, costs, and attorney fees. Outside counsel for the Company has advised that at this stage in the proceedings, they cannot offer an opinion as to the probable outcome of these cases. The Company believes that all of these actions are without merit and is vigorously defending itself in all of these actions.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

          The Company and its subsidiaries provide full-service investment banking, brokerage, trading and financing services to new and rapidly growing companies. The Company's primary focus is servicing small capitalized companies and special situation investments for individual and institutional investors.

The National Capital Reorganization.
------------------------------------

          In February 2000, the Company closed a Securities Purchase Agreement and Plan of Reorganization ("Reorganization Agreement") with the National Capital Companies, Inc., an Oklahoma corporation ("NCC"). Pursuant to the terms of the Reorganization Agreement, the shareholders of NCC became the controlling stockholders of the Company and NCC became a wholly owned subsidiary of the Company (referred to herein as the "NCC Reorganization"). In May 2000, the company changed its name to The National Capital Companies, Inc.

          Since the NCC shareholders owned approximately 61.5% of the outstanding shares of the common stock of the Company after giving effect to the NCC Reorganization, NCC was deemed the accounting acquirer and the Company's acquisition of NCC is accounted for as a reverse merger under the purchase method. Accordingly, from an accounting standpoint, the equity of NCC is carried forward as the equity of the combined entity. There will be no step up in the Company's accounting basis and, as a result, NCC will be assumed to have acquired the Company at the Company's book value of $0, after giving effect to the consummation of the NCC Reorganization. This adjustment will reflect the adjustment of the Company's equity and accumulated deficit.

The AISCO Holding, Ltd. Acquisition.
------------------------------------

          On March 9, 2000, the Company acquired all of the outstanding voting securities of AISCO Holdings, Ltd. ("AISCO"). Pursuant to a Securities Purchase Agreement and Plan of Reorganization dated March 9, 2000 by and among the Company and the Class A shareholders of AISCO, the Company issued 818,090 shares of its common stock to the former shareholders of AISCO in exchange for all of the outstanding voting shares of AISCO. The operations of AISCO since the date of its acquisition by the Company are included in the Company's consolidated financial statements contained in this report.

Results of Operations

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999.
--------------------------------------------------------------------------------

          Revenue. During the three months ended March 31, 2000, the Company received revenues of $6,389,000 compared to revenues of $1,859,000 for the three months ended March 31, 1999, an increase of approximately $4,530,000 over the prior year period. The increase in revenue is due in part to the overall increase of all stock markets in terms of both price and volume in the first quarter of 2000 as compared to the prior year period. The increase in revenues is also the result of the Company's acquisitions of NC Corporate Services, Inc. and Cornerstone Capital Management, both of which occurred subsequent to January 1, 1999, as well as the Company's acquisition of AISCO in March 2000.

          Total Expenses. Total expenses increased proportionally with the increase in the prices and trading volume on the national stock markets as well as the Company's acquisition of subsidiaries subsequent to the first quarter of 1999. Total expenses increased by $4,221,000 to $5,124,000 for the three months ended March 31, 2000 as compared to the $903,000 reported for the three months ended March 31, 1999. The increase in expenses is primarily the result of the increase in expenses for employee commissions, compensation and benefits, which increased by $3,045,000 in the first quarter of 2000 as compared to the prior year period. The increase in employee compensation and benefits expenses is primarily the result of the Company's acquisitions of NC Corporate Services, Inc. and Cornerstone Capital Management, both of which occurred subsequent to January 1, 1999, as well as the Company's acquisition of AISCO in March 2000.

          Net Income. Net income increased by $150,000 to $696,000 for the three months ended March 31, 2000 as compared to the $546,000 reported for the three months ended March 31, 1999. The increase in net income is primarily the result of the overall increase of all stock markets in terms of both price and volume in the first quarter of 2000 as compared to the prior year period, as well as the expansion of the Company's operations as a result of the NC Corporate Services,

Cornerstone and AISCO acquisitions.

Liquidity and Financial Condition

          The Company historically has generated revenues from its investment banking services, from commissions on trades in which it acts as a broker and from profits on trades in which it acts as a principal. The Company's revenues and financial condition are substantially dependent upon factors outside its control, including the level of activity in the national securities markets, particularly the Nasdaq National Market and the OTC Bulletin Board, as well as the strength of the overall economy. The Company's revenues and overall financial condition increased significantly in the first quarter of 2000 as a result of the record levels reached by the national stock markets in terms of both price and volume in the first quarter of 2000. Since the end of the first quarter, however, the Company has seen both its revenues and its total assets decrease as a result of the overall decline in both the price and the trading volume of the stocks traded on the Nasdaq and the OTC Bulletin Board. Management of the Company estimates that the Company's total assets and the level of its revenues have decreased by approximately 25% since the end of March 2000.

          The Company believes that despite the decrease in the national securities markets, its existing capital resources, together with its income from its operations, will be sufficient to finance continued operations and planned growth. The Company intends to seek additional capital over the next 12 months from the sale of its securities in order to fund the continued expansion of its operations. However, the Company has no commitments from any outside sources to purchase its securities and there can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all.

Forward Looking Statements

          This report contains forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions, including, without limitation, the overall strength of the national securities markets; the difficulties faced by the Company in assimilating its recently acquired businesses; the Company's present financial condition and the risks and uncertainties concerning the availability of additional capital as and when required; technological changes; increased competition; and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The Company cautions potential investors not to place undue reliance on any such forward-looking statements, all of which speak only as of the date made.

Statement by Management Concerning Review of Interim Financial Information by Independent Certified Public Accountants

          The March 31, 2000 condensed consolidated financial statements included in this filing on Form 10-QSB have been reviewed by Lesley, Thomas, Schwarz & Postma, Inc., independent certified public accountants, in accordance with established professional standards and procedures for such review. The report of Lesley, Thomas, Schwarz & Postma, Inc. commenting upon their review accompanies the condensed consolidated financial statements included in Item 1 of Part I.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
          -----------------

          AISCO is also defendant in a total of ten lawsuits brought by different investors alleging various claims. These actions collectively seek approximately $1,800,000 in actual damages plus punitive damages, interest, costs, and attorney fees. The Company believes that these actions are all without merit and the Company intends to vigorously defend itself in connection with these actions.

Item 2.   Changes in Securities.
          ---------------------

          On March 9, 2000, the Company issued 818,090 shares of its common stock to the former shareholders of AISCO in exchange for all of their outstanding voting securities. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3.   Defaults Upon Senior Securities.
          -------------------------------

               Inapplicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------

               Inapplicable.

Item 5.   Other Information.
          -----------------

               Inapplicable.

Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

               On February 20, 2000, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission to report the NCC
Reorganization. On April 25, 2000, the Company filed an amendment to that Form 8-K to include the financial statements of NCC as of December 31, 1999 and for the two years ended December 31, 1999 and 1998.

               On March 24, 2000, the Company filed a Current Report on Form 8-K to report its acquisition of the outstanding voting securities of AISCO. The Company intends to file an amendment to this Form 8-K to include the historical financial statements of AISCO as well as the pro forma financial statements of the Company that give effect to the AISCO acquisition.

27.       Financial Data Schedule

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         THE NATIONAL CAPITAL COMPANIES, INC.


Dated: May 23, 2000                      By:       /s/ Joseph A. Cerbone
                                            ------------------------------------
                                                Joseph A. Cerbone, President