Form 10QSB
period 2000-06-30
NATIONAL CAPITAL COMPANIES INC
filed 2000-09-12
CIK 1086461

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ________

COMMISSION FILE NUMBER: 0-24053

                     The National Capital Companies, Inc.
                     ------------------------------------
       (Exact name of small business issuer as specified in its charter)

           Nevada                                     88-0350154
           ------                        ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

18952 MacArthur Boulevard, Suite 300, Irvine, California         92612
--------------------------------------------------------         -----
     Address of principal executive offices)                   (Zip Code)

                                (949) 261-2101
                ------------------------------------------------
                (Issuer's Telephone Number, including Area Code)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[_]   Yes    [X]   No

As of August 31, 2000, there were 7,368,090 shares of the issuer's $.001 par value common stock issued and outstanding.

                      THE NATIONAL CAPITAL COMPANIES, INC.
                      ------------------------------------



                              INDEX TO FORM 10-QSB
                              --------------------
                      For the Quarter Ended June 30, 2000
                      -----------------------------------



                                                                       PAGE
                                                                       ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

   Condensed Consolidated Balance Sheet as of June 30, 2000              3 - 4

   Condensed Consolidated Statements of Income for the                       5
      Six Months and Three Months Ended June 30, 2000

   Condensed Consolidated Statements of Cash Flows for the                   6
      Six Months and Three Months Ended June 30, 2000

   Notes to Condensed Consolidated Financial Statements for the          7 - 8
      Six Months Ended June 30, 2000

Item 2. Management's Discussion and Analysis                            9 - 12

PART II. OTHER INFORMATION
                                                                            13
Item 1. Legal Proceedings

Item 2. Changes in Securities                                               13

Item 3. Defaults Upon Senior Securities                                     13

Item 4. Submission of Matters to a Vote of Security Holders                 13

Item 5. Other Information                                                   13

Item 6. Exhibits and Reports on Form 8-K                                    13

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------


                      THE NATIONAL CAPITAL COMPANIES, INC.
                      ------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEET
                      ------------------------------------

                                 JUNE 30, 2000
                                 -------------

                                  (UNAUDITED)
                                  -----------

                                   (In 000's)
                                   ----------



                                     ASSETS
                                     ------

Cash and cash equivalents                                            $ 1,322
Receivables from clearing organizations                                1,793
Accounts receivable, net of allowance for doubtful accounts of $11       195
Other receivables                                                        435
Securities owned, at estimated fair value                              1,614
Furniture and equipment, less accumulated depreciation of $123         1,190
Goodwill, less accumulated amortization of $324                        6,290
Other assets                                                             351
                                                                     -------

  Total assets                                                       $13,190
                                                                     =======

                      THE NATIONAL CAPITAL COMPANIES, INC.
                      ------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEET
                      ------------------------------------

                                 JUNE 30, 2000
                                 -------------

                                  (UNAUDITED)
                                  -----------

                                   (In 000's)
                                   ----------



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

 Accounts payable and accrued expenses                    $   363
 Commissions payable                                        1,560
 Payable to clearing organizations                            817
 Income taxes payable                                         722
 Other liabilities                                            209
 Due to affiliates                                            325
 Notes payable                                              1,746
                                                          -------

  Total liabilities                                         5,742
                                                          -------

MINORITY INTEREST                                               7
                                                          -------

STOCKHOLDERS' EQUITY
 Common stock
  $.001 par value,
  50,000,000 shares authorized
  7,368,090 shares issued and outstanding                       7
 Additional paid in capital                                 6,795
 Retained earnings                                            639
                                                          -------

  Total stockholders' equity                                7,441
                                                          -------

   Total liabilities and stockholders' equity             $13,190
                                                          =======

                     THE NATIONAL CAPITAL COMPANIES, INC.
                     ------------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------

                                  (UNAUDITED)
                                  -----------

                                  (In 000's)
                                  ----------

                                               Three Months Ended June 30,    Six Months Ended June 30,
                                               ----------------------------   --------------------------
                                                     2000          1999           2000          1999
                                                   -------        ------        -------        ------
NET REVENUES
 Commissions                                       $ 6,984        $  310        $10,130        $  589
 Investment banking                                    807         1,080          2,142         1,421
 Principal transactions                               (814)          748            423         1,648
 Other                                                 150           152            821           491
                                                   -------        ------        -------        ------
TOTAL NET REVENUES                                   7,127         2,290         13,516         4,149
                                                   -------        ------        -------        ------

EXPENSES
 Commissions, compensation and benefits              7,735         1,130         11,329         1,679
 General and administrative                          1,450           483          2,980           837
 Minority interest                                       2           ---              4           ---
                                                   -------        ------        -------        ------
TOTAL EXPENSES                                       9,187         1,613         14,313         2,516
                                                   -------        ------        -------        ------

INCOME (LOSS) BEFORE INCOME TAXES                   (2,060)          677           (797)        1,633

PROVISION (BENEFIT) FOR INCOME TAXES                  (721)          200           (152)          410
                                                   -------        ------        -------        ------
NET INCOME (LOSS)                                  $(1,339)       $  477        $  (645)       $1,223
                                                   =======        ======        =======        ======
BASIC EARNINGS (LOSS) PER SHARE                    $  (.18)       $  .30        $  (.09)       $  .77
                                                   =======        ======        =======        ======
DILUTED EARNINGS (LOSS) PER SHARE                  $  (.18)       $  .30        $  (.09)       $  .77
                                                   =======        ======        =======        ======

                      THE NATIONAL CAPITAL COMPANIES, INC.
                      ------------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                                  (UNAUDITED)
                                  -----------

                                                                     Six Months Ended June 30,
                                                                   -----------------------------
                                                                       2000              1999
                                                                     -------            ------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  $  (217)           $  822
                                                                     -------            ------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                      755              (948)
                                                                     -------            ------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     (306)              924
                                                                     -------            ------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                232               798

CASH AND CASH EQUIVALENTS, beginning of period                         1,090               451
                                                                     -------            ------
CASH AND CASH EQUIVALENTS, end of period                             $ 1,322            $1,249
                                                                     =======            ======

NON-CASH INVESTING AND FINANCING ACTIVITIES
 Business acquisitions
   Assets acquired                                                   $ 3,714            $1,412
   Liabilities assumed                                                (3,424)             (271)
   Common stock issued                                                  (290)             (167)
                                                                     -------            ------
       Cash paid for acquisition                                     $   ---            $  974
                                                                     =======            ======

SUPPLEMENTAL INFORMATION, CASH PAID FOR:
 Interest                                                            $    48            $  ---
                                                                     =======            ======
 Income taxes                                                        $   ---            $  ---
                                                                     =======            ======

                      THE NATIONAL CAPITAL COMPANIES, INC.
                      ------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                                  (UNAUDITED)
                                  -----------

                             JUNE 30, 1999 AND 2000
                             ----------------------

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited financial statements include the accounts of the Company and all of its wholly owned and majority owned subsidiaries. All significant intercompany transactions have been eliminated. The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 and 2000 are not necessarily indicative of the results that may be expected for the years ended December 31, 1999 and 2000. Operating results for the three and six month periods ended June 30, 1999 were not reviewed by the Company's independent certified public accountants. For further information, the statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999 and the Company's current report on Form 8-K/A dated April 25, 2000 the Form 8-K dated March 24, 2000.


NOTE 2 - EARNINGS PER SHARE

   The following table sets forth the computation of basic and diluted earnings per share:

                                                         Six Months Ended June 30,
                                                      -------------------------------
                                                         2000                 1999
                                                      ----------           ----------

     Net income (loss)                                $ (645,000)          $1,223,000
                                                      ==========           ==========

     Weighted average shares outstanding:
       Basic                                           7,368,090            1,585,000
                                                      ==========           ==========
       Diluted                                         7,368,090            1,585,000
                                                      ==========           ==========

       Basic earnings per share                       $     (.09)          $      .77
       Diluted earnings per share                     $     (.09)          $      .77

NOTE 3 - ACQUISITIONS

     On February 4, 2000, the Company conducted a reorganization with The National Capital Companies, Inc., an Oklahoma Corporation ("NCC"). Pursuant to the terms of a Securities Purchase and Plan or Reorganization between the Company and the stockholders of NCC, the Company acquired all of the outstanding capital stock of NCC in exchange for the issuance of 4,000,000 shares common stock to the former stockholders of NCC. Because the stockholders of NCC owned approximately 61.5% of the outstanding shares of the common stock of the Company after giving effect to the Reorganization, the acquisition of NCC was considered a reverse merger, and the Company has been deemed the acquirer for accounting purposes. As such, the equity of NCC has been carried forward as the equity of the Company.

     On March 9, 2000, the Company acquired AISCO Holdings, LTD., an Illinois corporation ("AISCO"). AISCO is a full-service financial services company including brokerage, trading, investment advisory and insurance. Pursuant to the Securities Purchase agreement, the Company acquired approximately eighty percent (80%) of AISCO in exchange for approximately 818,000 shares of the Company. The acquisition has been accounted for under the purchase method of accounting and is intended to qualify as a tax-free reorganization under IRC
(S)368(a)(1)(B). The fair value of purchase consideration of approximately $5,725,000 has been allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their relative fair values. The excess of the fair value of purchase consideration over assets acquired and liabilities assumed has been allocated to goodwill and is being amortized on a straight-line basis over ten (10) years.

     The following pro forma results of operations give effect to these acquisitions as if the transactions had occurred January 1, 2000:

                                                         Six Months
                                                           Ended
                                                       June 30, 2000
                                                      ----------------
          Revenues                                         $19,026
                                                           =======

          Net loss                                         $  (481)
                                                           =======

          Earnings (loss) per share                        $  (.06)
                                                           =======

     The unaudited pro forma condensed consolidated statements of operations are not necessarily indicative of the operating results that would have occurred as if these acquisitions had occurred as of the beginning of the periods presented and should not be construed as being representative of future operating results.


NOTE 4 - CONTINGENCIES

     A subsidiary of the Company is also a defendant in ten (10) lawsuits alleging various claims. The suits ask for total damages approximating $1,800,000 in actual damages plus punitive damages, interest, costs, and attorney fees. Outside counsel for the Company has advised that at this stage in the proceedings, they cannot offer an opinion as to the probable outcomes.

Item 2.  Management's Discussion and Analysis
---------------------------------------------

Business of the Registrant.

  The Company and its subsidiaries operate as a investment firm in four primary niches of the securities industry including brokerage services, investment banking and corporate finance, trading and market making, and money management. In addition, we have operations involved in securities research, commodities brokerage, mortgage banking, insurance brokerage, merchant banking, venture capital, and consulting. Our 225 registered representatives serve thousands of customers and over 250 corporate and institutional clients nationwide. We are headquartered in Irvine, California and we maintain offices in Dallas, Texas, Las Vegas, Nevada, Oklahoma City, Oklahoma, Colorado Springs, Colorado and Peoria, Illinois.

  Through our subsidiaries, we provide the following financial services:

  Brokerage Services. We provide brokerage services to individuals and institutions. As a securities broker, we act as an agent for our customers in the purchase and sale of common and preferred stocks, options and debt securities traded on the nationally recognized exchanges or in the over-the-counter ("OTC") market. Major portions of our revenues are derived from commissions from customers on these transactions. We also provide investment and financial planning consultation to our individual clients, offering a diverse range of investments and services including fixed income securities, mutual funds, and retirement and estate planning. We also execute securities transactions for institutional investors such as banks, mutual funds, insurance companies, hedge funds, money managers and pension and profit sharing plans.

  Investment Banking, Corporate Finance and Merchant Banking. We raise capital through public and private offerings of securities for corporations that are engaged in a variety of businesses. We generally underwrite offerings of securities in the range of $500,000 to $10,000,000 on a "best efforts" basis.
We also provide our clients with advisory services designed to assist them with their evaluation of potential merger and acquisition partners and assist them with the due diligence process, the negotiation and structure of the transaction and the development of corporate strategies for growth and investment. We offer merchant banking services, providing both debt and equity financing to micro-cap and small-cap companies. We identify and evaluate investment opportunities, then structure direct equity investments or mezzanine financing primarily with public companies.

  Trading and Market Making. We act as a principal in executing trades in equity securities. Our market making activities are conducted primarily with other dealers in the "wholesale marketplace". Transactions with dealers are effected as principal at the current inter-dealer price. We make a market in approximately 200 OTC traded equity securities.

  Money Management. We provide professional money management to approximately 300 accounts of wealthy individuals, funds, institutions, foundations, endowments, and municipalities, five open-end mutual funds and two hedge funds. We currently manage in excess of $125 million in investments.

  Our executive offices are located at 18952 MacArthur Boulevard, Suite 300, Irvine, California 92612; telephone (949) 261-2101.

Results of Operations.

          On March 9, 2000, the Company acquired all of the outstanding Class A stock of AISCO Holdings, Ltd. ("AISCO") which represented approximately 82% of the outstanding common stock of AISCO. Pursuant to the Stock Purchase Agreement and plan of Reorganization dated March 9, 2000 by and among the Company and the Class A stockholders of AISCO, the Company issued 818,090 shares of its common stock to the former Class A stockholders of AISCO in exchange for all of the outstanding Class A stock of AISCO. The operations of AISCO since the date of its acquisition by the Company are included in the Company's condensed consolidated financial statements contained in this report.

    We have experienced and expect to continue to experience, fluctuations in quarterly operating results due to a variety of factors, including the recent AISCO acquisition, the value of our market-making securities positions, the volume of our market-making activities, volatility in the securities markets, overhead and other expenses, the addition or loss of sales and trading professionals, regulatory changes, the amount and timing of capital and general economic conditions. If demand for our services declines and we are unable to adjust our cost structure on a timely basis, our operating results could be materially and adversely affected. We have experienced and expect to continue to experience, some seasonality in our business.

    It is also expected that the upcoming change to decimalization in the NASDAQ trading market will further narrow the spread between "bid" and "ask" prices on the stocks in which the Company's broker-dealer subsidiaries makes markets and may adversely affect profitability per ticket. Management believes, however that these subsidiaries will be able to capitalize on the increased volatility and liquidity in the markets that decimalization may bring about. In addition, with the increase in the number of brokers and traders, the Company anticipates being able to further capitalize on its other financial services such as investment banking and money management.

    Due to all of the foregoing factors, period-to-period comparisons of our revenues and operating results are not necessarily meaningful and such comparisons cannot be relied upon as indicators of future performance.

    Total Net Revenues. Revenues from continuing operations of the Company increased by $4,837,000, or 211%, for the three months ended June 30, 2000, as compared with the quarter ended June 30, 1999, and increased $9,367,000, or 226%, for the six months ended June 30, 2000 as compared with the six months ended June 30, 1999. The increase in revenues is directly attributable to the Company's acquisition of AISCO in March 2000 and Cornerstone Capital Management in June 1999. Without giving effect to the AISCO acquisition and the loss on principal transactions, the Company's revenues would have been approximately $1,560,000 for the three months ended June 30, 2000 as compared to $2,290,000 for the three months ended June 30, 1999, representing a decrease of approximately 32%. This decrease primarily results from the decrease in the Company's investment banking revenues. During 1999 and through the first quarter of 2000, the Company's investment banking revenues were at all-time highs due to favorable economic conditions and surging venture capital infusions into U.S. businesses, particularly within the internet and high technology industries. The Company expects investment banking activities to increase moderately going forward, but may not reach the record levels achieved during 1999. Principal transactions are comprised of trading gains and losses and include both realized and unrealized gains and losses incurred by the Company on its securities owned and are generally presented net. For the three months ended June 30, 2000, the net loss from principal transactions was ($814,000) as compared to $748,000 in net revenue for the equivalent period a year ago. This decrease was directly attributable to the volatility in the U.S. equity markets and the corresponding reduction in stock prices of many U.S. equities during the second quarter of 2000. While the Company still holds many of the same securities it owned at the close of the first quarter of 2000, the decline in stock prices has resulted in a lower portfolio valuation leading to unrealized losses which has adversely impacted the Company's overall net revenues. Total revenue for AISCO for the three months ended June 30, 2000 was approximately $6,375,000.

    Total Expenses. Expenses of the Company increased by $7,574,000, or 470%, for the three months ended June 30, 2000, as compared with the quarter ended June 30, 1999, and increased $11,797,000 or 469%, for the six months ended June 30, 2000, as compared with the six months ended June 30, 1999. Overall, this increase is due primarily to the Company's acquisition of AISCO in March 2000. Operational changes in expenses are set forth below.

    Commissions, compensation and benefits increased by $6,605,000, or 585%, and $9,650,000, or 575% for the three and six months ended June 30, 2000, respectively, as compared to the equivalent periods in the prior year. The increases in this expense were primarily attributable to the rise in compensation to the Company's traders and brokers as a result of the increase in net trading revenue in terms of overall ticket and share volume. With the AISCO acquisition, the Company added over 200 brokers and established branch managers and traders in various states including Arizona, Colorado, Michigan, and Texas. As a result, not only did the Company's commissions increase, but also its base compensation structure as well. Without giving effect to the AISCO acquisition, the Company's commissions, compensation and benefits would have been approximately $1,000,000 for the three months ended June 30, 2000 as compared to $1,130,000 for the three months ended June 30, 1999, representing a decrease of approximately 12%. This decrease is primarily attributable to the corresponding decrease in commission and investment banking revenues offset by an increase in employees and an addition of a business line during the second quarter of 2000. During the second quarter of 2000, the Company established a mortgage banking division with a four person management team and added three brokerage service branch managers and two money managers in which approximately $250,000 of compensation was paid without adding any revenues to the Company's top line. Revenues from the mortgage banking division are expected to commence during the fourth quarter of this year. Total commissions, compensation and benefits for AISCO for the three months ended June 30, 2000 was approximately $5,800,000. Overall, the total number of employees and commissioned brokers increased to approximately 300 as of June 30, 2000 from approximately 55 as of June 30, 1999. The Company's acquisitions have necessitated the need to retain and attract qualified personnel to handle the significant increase in trade volume and technological requirements that the Company has experienced over the last year.

    General and administrative expenses increased by $967,000, or 200%, and $2,143,000, or 256% for the three and six months ended June 30, 2000, respectively, as compared with the same periods in the previous year. As a percentage of revenue, general and administrative expenses were 20% and 22% for the three and six months ended June 30, 2000, respectively, as compared to 21% and 20% for the same periods in the prior year. The increases in these expenses were primarily due to the Company's acquisition of AISCO. As compared to the previous year with offices in two (2) states, the Company now operates offices within six (6) states throughout the country. In addition, the Company began taking a charge for goodwill related to its acquisitions in the amount of approximately $190,000 per quarter. Goodwill represents the excess of cost over the net assets acquired and is being amortized over ten (10) years. Other general and administrative expenses, including clearing and related brokerage charges, increased as a result of the overall ticket volume and rates with the Company's various clearing brokers. With its acquisitions, the Company expects to negotiate more favorable ticket rates with its contracted clearing brokers during the third and fourth quarters. The remainder of the increases is due to the significant growth in the volume of business and the increase in staff size.

    Net Income (Loss). Net income (Loss) decreased by $1,816,000 for the three months ended June 30, 2000 as compared with the three months ended June 30, 1999 and decreased $1,868,000 for six months ended June 30, 2000 as compared with the six months ended June 30, 1999. Without giving effect to the AISCO acquisition, the Company's net loss would have been approximately ($1,060,000) for the quarter ended June 30, 2000 as compared to net income of $477,000 for the same period a year ago. This decrease is due primarily to the principal transaction portfolio loss as a result of the significant volatility and downturn in the U.S. equity markets during the second quarter of 2000.

Liquidity and Financial Condition.

    The Company's tangible assets are liquid, but subject to market price fluctuation with more than 36% consisting of cash or assets convertible into cash (principally, securities positions, receivables from brokers, and cash). To date, the Company's operations have generally been financed by internally generated funds.

    The Company historically has generated revenues from its investment banking services, from commissions on trades in which it acts as a broker and from profits on trades in which it acts as a principal. The Company's revenues and financial condition are substantially dependent on factors outside its control, including the level of activity in the national securities markets, particularly the Nasdaq National Market and the OTC Bulletin Board, as well as the strength of the overall economy. From the record levels reached by the stock markets in terms of both price and volume during the first quarter of 2000, the Company has seen a decline in its consolidated revenues, consolidated total assets, and consolidated net income (Loss) in the second quarter of 2000 as a result of the overall decline in both price and trading volume on the Nasdaq and the OTC Bulletin Board.

    As of June 30, 2000, the Company had approximately $500,000 of working capital, including $2,936,000 in cash, cash equivalents and securities, as compared to approximately $285,000 of working capital as of December 31, 1999. The Company believes that its existing working capital is sufficient to finance its current level of operations. However, the Company believes that it requires a minimum of $500,000 in additional working capital to finance the planned growth of its existing operations. In August 2000, the Company commenced the private placement sale of up to $5,000,000 of shares of its common stock, however the Company has no commitments from any outside sources to purchase its securities, and there can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all.

    During 2000, the Company has continued to make significant investments to fund its future growth and increase stockholder value. These included the acquisition of AISCO and expenditures of over $150,000 for computer and technological upgrades and other property.

    The Company's broker-dealer subsidiaries are subject to the SEC's minimum net capital requirement which is designed to measure the general financial soundness and liquidity of broker-dealers. As of June 30, 2000, these subsidiaries had approximately $1,040,000 in excess of the SEC required minimum net capital. The net capital rule imposes financial restrictions upon the Company's broker-dealer subsidiaries which are more severe than those imposed on most other businesses.

    Cash flows from operations will vary on a daily basis as the Company's portfolio of marketable securities changes. The Company's ability to convert marketable securities owned into cash is determined by the depth of the market and the size of the Company's securities positions in relation to the market as a whole. The portfolio mix also affects the regulatory capital requirements imposed on the Company's broker-dealer subsidiaries, which directly affects the amount of funds available for operating, investing and financing activities.


Forward Looking Statements.

    This report contains forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this report, the words "believe," "expect," "anticipate," "estimate," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions, including without limitation, the overall strength of the national securities markets, the difficulties faced by the Company is assimilating its recently acquired businesses, the Company's present financial condition and the risks and uncertainties concerning the availability of additional capital as and when required, technological changes, increased competition, and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The Company cautions potential investors not to place undue reliance on any such forward-looking statements, all of which speak only as of the date made.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

    A subsidiary of the Company is a defendant in a total of ten lawsuits brought by different investors alleging various claims. These actions collectively seek approximately $1,800,000 in actual damages plus punitive damages, interest, costs, and attorney fees. The Company intends to vigorously defend itself in connection with these actions.


Item 2.  Changes in Securities
------------------------------

None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

None.

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

    On February 20, 2000, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission to report the NCC Reorganization. On April 25, 2000, the Company filed an amendment to that Form 8-K to include the financial statements of NCC as of December 31, 1999 and for the two years ended December 31, 1999 and 1998.

    The following exhibits are contained in this 10-QSB:

    Exhibit No:         Description
    -----------         -----------

        27              Financial Data Schedule

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  September 8, 2000      THE NATIONAL CAPITAL COMPANIES, INC.


                               By:   /s/  Tim A. Quintanilla
                                     --------------------------------
                                          Tim A. Quintanilla

                               Its:  Chief Financial Officer