Form 10QSB
period 2000-09-30
NATIONAL CAPITAL COMPANIES INC
filed 2000-11-15
CIK 1086461

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________


COMMISSION FILE NUMBER: 0-24053


                      The National Capital Companies, Inc.
        (Exact name of small business issuer as specified in its charter)


            Nevada                                       88-0350154
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


18952 MacArthur Boulevard, Suite 300, Irvine, California                92612
        (Address of principal executive offices)                      (Zip Code)


                                 (949) 261-2101
                (Issuer's Telephone Number, including Area Code)


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes     [_] No

As of November 14, 2000, there were 7,651,550 shares of the issuer's $.001 par value common stock issued and outstanding.

                      THE NATIONAL CAPITAL COMPANIES, INC.


                              INDEX TO FORM 10-QSB
                    For the Quarter Ended September 30, 2000


                                                                                       PAGE
                                                                                       ----
PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

   Condensed Consolidated Balance Sheet as of September 30, 2000                       3 - 4

   Condensed Consolidated Statements of Operations for the Three Months and Nine
      Months Ended September 30, 2000 and 1999                                             5

   Condensed Consolidated Statements of Cash Flows for the Nine Months
      Ended September 30, 2000 and 1999                                                    6

   Notes to Condensed Consolidated Financial Statements                                7 - 9

Item 2. Management's Discussion and Analysis                                         10 - 13


PART II. OTHER INFORMATION
                                                                                          14
Item 1. Legal Proceedings

Item 2. Changes in Securities                                                             14

Item 3. Defaults Upon Senior Securities                                                   14

Item 4. Submission of Matters to a Vote of Security Holders                               14

Item 5. Other Information                                                                 14

Item 6. Exhibits and Reports on Form 8-K                                                  14


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                      THE NATIONAL CAPITAL COMPANIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                               September 30, 2000

                                   (UNAUDITED)

                   (In U.S. Dollars, except per share amounts)


                                     ASSETS

Cash and cash equivalents                                                $ 1,186,000
Receivables from clearing organizations                                    1,042,000
Accounts receivable, net of allowance for doubtful accounts of $11,000       188,000
Other receivables                                                            397,000
Securities owned, at estimated fair value                                  1,586,000
Property and equipment, less accumulated depreciation of $102,000          1,148,000
Goodwill, less accumulated amortization of $451,000                        6,162,000
Other assets                                                                 534,000
                                                                         -----------

     Total assets                                                        $12,243,000
                                                                         ===========

                      THE NATIONAL CAPITAL COMPANIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                               September 30, 2000

                                   (UNAUDITED)

                   (In U.S. Dollars, except per share amounts)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accounts payable and accrued expenses                            $    580,000
  Commissions payable                                                 1,196,000
  Payable to clearing organizations                                     732,000
  Income taxes payable                                                  502,000
  Other liabilities                                                     212,000
  Due to affiliates                                                     300,000
  Notes payable                                                       1,500,000
                                                                   ------------

    Total liabilities                                                 5,022,000
                                                                   ------------

MINORITY INTEREST                                                       (78,000)
                                                                   ------------

STOCKHOLDERS' EQUITY
  Common stock
    $.001 par value,
    50,000,000 shares authorized
    7,561,550 shares issued and outstanding                               8,000
  Additional paid in capital                                          6,985,000
  Retained earnings                                                     306,000
                                                                   ------------

    Total stockholders' equity                                        7,299,000
                                                                   ------------

      Total liabilities and stockholders' equity                   $ 12,243,000
                                                                   ============

                      THE NATIONAL CAPITAL COMPANIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                   (In U.S. Dollars, except per share amounts)


                                             Three Months Ended September 30,     Nine Months Ended September 30,
                                              ------------------------------      ------------------------------
                                                  2000              1999              2000              1999
                                              ------------      ------------      ------------      ------------
NET REVENUES
  Commissions                                 $  5,795,000      $    197,000      $ 15,997,000      $    786,000
  Investment banking                               612,000           653,000         3,698,000         2,490,000
  Principal transactions                           391,000           718,000           814,000         2,366,000
  Other                                            541,000           355,000           581,000           431,000
                                              ------------      ------------      ------------      ------------

TOTAL NET REVENUES                               7,339,000         1,923,000        21,090,000         6,073,000
                                              ------------      ------------      ------------      ------------

EXPENSES
   Commissions, compensation and benefits        5,752,000         1,338,000        17,388,000         3,043,000
   General and administrative                    1,975,000           931,000         4,578,000         1,743,000
   Depreciation and amortization                   193,000            38,000           502,000            41,000
                                              ------------      ------------      ------------      ------------

TOTAL EXPENSES                                   7,920,000         2,307,000        22,468,000         4,827,000
                                              ------------      ------------      ------------      ------------

INCOME (LOSS) BEFORE INCOME TAXES                 (581,000)         (384,000)       (1,378,000)        1,246,000

PROVISION (BENEFIT) FOR INCOME TAXES
                                                  (250,000)         (130,000)         (402,000)          435,000
                                              ------------      ------------      ------------      ------------

NET INCOME (LOSS)                             $   (331,000)     $   (254,000)     $   (976,000)     $    811,000
                                              ============      ============      ============      ============

BASIC EARNINGS (LOSS) PER SHARE               $       (.04)           $.(16)      $       (.13)     $        .51
                                              ============      ============      ============      ============

DILUTED EARNINGS (LOSS) PER SHARE             $       (.04)           $.(16)      $       (.13)     $        .51
                                              ============      ============      ============      ============

                      THE NATIONAL CAPITAL COMPANIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                   (In U.S. Dollars, except per share amounts)


                                                       Nine Months Ended September 30,
                                                       -------------------------------
                                                             2000             1999
                                                         -----------      -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      $  (499,000)     $   977,000
                                                         -----------      -----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          776,000       (1,540,000)
                                                         -----------      -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
                                                            (181,000)         924,000
                                                         -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          96,000          361,000

CASH AND CASH EQUIVALENTS, beginning of period             1,090,000          451,000
                                                         -----------      -----------

CASH AND CASH EQUIVALENTS, end of period                 $ 1,186,000      $   812,000
                                                         ===========      ===========


NON-CASH INVESTING AND FINANCING ACTIVITIES
  Business acquisitions
    Assets acquired                                      $ 3,714,000      $ 1,412,000
    Liabilities assumed                                   (3,424,000)        (271,000)
    Common stock issued                                     (290,000)        (167,000)
                                                         -----------      -----------

        Cash paid for acquisition                        $        --      $   974,000
                                                         ===========      ===========

SUPPLEMENTAL INFORMATION, CASH PAID FOR:
  Interest                                               $   100,000      $        --
                                                         ===========      ===========

  Income taxes                                           $        --      $        --
                                                         ===========      ===========

                      THE NATIONAL CAPITAL COMPANIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                           September 30, 1999 AND 2000


NOTE 1 - ORGANIZATION

     On February 4, 2000, the Company conducted a reorganization with The National Capital Companies, Inc., an Oklahoma Corporation ("NCC"). Pursuant to the terms of a Securities Purchase and Plan or Reorganization between the Company and the stockholders of NCC, the Company acquired all of the outstanding capital stock of NCC in exchange for the issuance of 4,000,000 shares of common stock to the former stockholders of NCC. Because the stockholders of NCC owned approximately 61.5% of the outstanding shares of the common stock of the Company after giving effect to the Reorganization, the acquisition of NCC was considered a reverse merger, and the Company has been deemed the acquirer for accounting purposes. As such, the equity of NCC has been carried forward as the equity of the Company.

     On March 9, 2000, the Company  acquired AISCO  Holdings,  LTD., an Illinois corporation ("AISCO"). AISCO is a full-service financial services company including brokerage, trading, investment advisory and insurance. Pursuant to the Securities Purchase agreement, the Company acquired approximately eighty percent (80%) of AISCO in exchange for approximately 818,000 shares of the Company. The acquisition has been accounted for under the purchase method of accounting and is intended to qualify as a tax-free reorganization under IRC ss.368(a)(1)(B). The fair value of purchase consideration of approximately $5,725,000 has been allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their relative fair values. The excess of the fair value of purchase consideration over assets acquired and liabilities assumed has been allocated to goodwill and is being amortized on a straight-line basis over ten (10) years.

     The following pro forma results of operations give effect to these acquisitions as if the transactions had occurred January 1, 2000:

                                                              Nine Months
                                                                  Ended
                                                           September 30, 2000
                                                           ------------------
     Revenues                                                 $ 26,600,000
                                                              ============

     Net loss                                                 $   (811,000)
                                                              ============

     Loss per share                                           $       (.10)
                                                              ============

     The unaudited pro forma condensed consolidated statements of operations are not necessarily indicative of the operating results that would have occurred as if these acquisitions had occurred as of the beginning of the periods presented and should not be construed as being representative of future operating results.

NOTE 2 - BASIS OF PRESENTATION

     The accompanying unaudited financial statements include the accounts of the Company and all of its wholly owned and majority owned subsidiaries. All significant intercompany transactions have been eliminated. The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 301(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 and 2000 are not necessarily indicative of the results that may be expected for the years ended December 31, 1999 and 2000. Operating results for the three and nine month periods ended September 30, 1999 were not reviewed by the Company's independent certified public accountants. For further information, the statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999, Form 8-K dated March 24, 2000, Form 8-K/A dated April 25, 2000 the and the Company's current report on Form 8-K/A dated November 6, 2000.

     The Company may receive, as additional consideration for the performance of investment banking services, warrants to acquire an equity interest in firms or may lend to or make direct equity investments in companies through its merchant banking activities. Non-marketable investments are recorded at fair value and may result in the recognition of future realized or unrealized gains or losses due to changes in their fair value.

     Four subsidiaries of the Company are subject to net capital requirements for broker-dealers. At September 30, 2000, each subsidiary was in compliance with its net capital requirement.

NOTE 3 - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                   2000             1999
                                               -----------      -----------

     Net income (loss)                         $  (976,000)     $   811,000
                                               ===========      ===========

     Weighted average shares outstanding:
         Basic                                   7,561,550        1,585,000
                                               ===========      ===========

         Diluted                                 7,561,550        1,585,000
                                               ===========      ===========

         Basic earnings per share              $      (.13)     $       .51
         Diluted earnings per share            $      (.13)     $       .51

NOTE 4 - CONTINGENCIES

     The Company, from time to time, is subject to legal proceedings and claims which arise in the ordinary course of its business. Management believes that resolution of these matters will not have a material adverse effect on the Company's results of operations or financial condition.

     A subsidiary of the Company is also a defendant in four (4) lawsuits alleging various claims. The suits ask for total damages approximating $1,230,000 in actual damages plus punitive damages, interest, costs, and attorney fees. Outside counsel for the Company has advised that at this stage in the proceedings, they cannot offer an opinion as to the probable outcomes.

NOTE 5 - SUBSEQUENT EVENT

     On October 12, 2000 the Company entered into a definitive agreement with MHK Investment Corporation, a Nevada corportion ("MHK"), to purchase all of the outstanding stock of InterFirst Capital Corporation, a California corporation ("InterFirst"). To consummate the purchase the Company will issue 400,000 shares of its common stock; assume certain financial liabilities of MHK, tender cash of $2,250,000 and issue a promissory note to MHK in the principal amount of $2,500,000. It is the Company's intent to close this transaction before the end of the current fiscal year and to include the operations of InterFirst in the Company's consolidated financial statements thereafter. The InterFirst transaction is conditioned upon Regulatory approval and our obtaining acquisition funding.

Item 2. Management's Discussion and Analysis

Business of the Registrant.

     The National Capital Companies, Inc. is the holding company for seven operating subsidiaries. The Company, through its subsidiaries, operates primarily in four niches of the securities industry including brokerage services, investment banking and corporate finance, trading and market making, and money management. In addition, we have operations involved in securities research, commodities brokerage, mortgage banking, insurance brokerage, merchant banking, venture capital, and consulting.

     Through our subsidiaries, Travis Morgan Securities, Inc. and American Investment Services, Inc., we provide brokerage services to individuals and institutions. Trading and market making activity is conducted through our subsidiary, National Capital, LLC. We provide professional money management through our subsidiaries Cornerstone Capital Management, Inc., and Dunhill Money Management and Consulting. Merchant banking services are provided through our wholly owned subsidiary, National Capital Merchant Group, Ltd where we make proprietary investments for our own account. AISCO Agencies, Inc. is our insurance agency that offers variable annuities, fixed annuities, variable universal life, term life, group life, individual health, long-term care, disability income and supplemental group benefits. AISCO Futures Ltd. is our introducing broker registered with the National Futures Association.

     The Company maintains offices in Dallas, Texas, Oklahoma City, Oklahoma, Colorado Springs, Colorado and Peoria, Illinois. Our executive offices are located at 18952 MacArthur Boulevard, Suite 300, Irvine, California 92612; telephone (949) 261-2101.

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

     It is also expected that the change to decimalization in the NASDAQ trading market will further narrow the spread between "bid" and "ask" prices on the stocks in which the Company's broker-dealer subsidiaries make markets and may adversely affect profitability per ticket. Management believes, however that we will be able to capitalize on the increased volatility and liquidity in the markets that decimalization may bring about. In addition, with the increase in the number of brokers and traders, the Company anticipates being able to further capitalize on its other financial services such as investment banking and money management

     Due to the foregoing factors, period-to-period comparisons of our revenues and operating results are not necessarily meaningful and such comparisons cannot be relied upon as indicators of future performance.

     Total Net Revenues. Revenues from continuing operations of the Company increased by $5,416,000, or 282%, for the three months ended September 30, 2000, as compared with the quarter ended September 30, 1999, and increased $15,017,000, or 247%, for the nine months ended September 30, 2000 as compared with the nine months ended September 30, 1999. The increase in revenues is directly attributable to the Company's acquisition of AISCO in March 2000 and Cornerstone Capital Management in June 1999. Without giving effect to the AISCO acquisition and the net revenue on principal transactions, the Company's revenues would have been approximately $1,723,000 for the three months ended September 30, 2000 as compared to $1,923,000 for the three months ended September 30, 1999, representing a decrease of approximately 11%. This decrease primarily results from the decrease in the Company's investment banking revenues. During 1999 and through the first quarter of 2000, the Company's investment banking revenues were at all-time highs due to favorable economic conditions and surging venture capital infusions into U.S. businesses, particularly within the internet and high technology industries. The Company expects investment banking activities to increase moderately going forward, but may not reach the record levels achieved during 1999. Principal transactions are comprised of trading gains and losses and include both realized and unrealized gains and losses incurred by the Company on its securities owned and are generally presented net. For the three months ended September 30, 2000, the net revenue from principal transactions was $391,000 as compared to $718,000 in net revenue for the equivalent period a year ago. This decrease was directly attributable to the volatility in the U.S. equity markets and the corresponding reduction in stock prices of many U.S. equities during the second quarter of 2000. While the Company still holds many of the same securities it owned at the close of the second and third quarters of 2000, the decline in stock prices has resulted in a lower portfolio valuation leading to unrealized losses which has adversely impacted the Company's overall net revenues. Total revenue for AISCO for the three months ended September 30, 2000 was approximately $5,225,000.

     Total Expenses. Expenses of the Company increased by $5,613,000, or 244%, for the three months ended September 30, 2000, as compared with the quarter ended September 30, 1999, and increased $17,641,000 or 365%, for the nine months ended September 30, 2000, as compared with the nine months ended September 30, 1999. Overall, this increase is due primarily to the Company's acquisition of AISCO in March 2000. Operational changes in expenses are set forth below.

     Commissions, compensation and benefits increased by $4,414,000, or 330%, and $14,345,000, or 471% for the three and nine months ended September 30, 2000, respectively, as compared to the equivalent periods in the prior year. The increases in this expense were primarily attributable to the rise in compensation to the Company's traders and brokers as a result of the increase in net trading revenue in terms of overall ticket and share volume. With the AISCO acquisition, the Company added over 200 brokers and established branch managers and traders in various states including Arizona, Colorado, Michigan, and Texas. As a result, not only did the Company's commissions increase, but also its base compensation structure as well. Without giving effect to the AISCO acquisition, the Company's commissions, compensation and benefits would have been approximately $932,000 for the three months ended September 30, 2000 as compared to $1,338,000 for the three months ended September 30, 1999, representing a decrease of approximately 30%. This decrease is primarily attributable to the corresponding decrease in commission and investment banking revenues offset by an increase in the total number of employees. Total commissions, compensation and benefits for AISCO for the three months ended September 30, 2000 was approximately $4,820,000. Overall, the total number of employees and commissioned brokers increased to approximately 310 as of September 30, 2000 from approximately 55 as of September 30, 1999. The Company's acquisitions have necessitated the need to retain and attract qualified personnel to handle the significant increase in trade volume and technological requirements that the Company has experienced over the last year.

     General and administrative expenses increased by $1,044,000, or 112%, and $2,835,000, or 163% for the three and nine months ended September 30, 2000, respectively, as compared with the same periods in the previous year. As a percentage of revenue, general and administrative expenses were 27% and 22% for the three and nine months ended September 30, 2000, respectively, as compared to 48% and 29% for the same periods in the prior year. The increases in these expenses were primarily due to the Company's acquisition of AISCO. As compared to the previous year with offices in two (2) states, the Company now operates offices within thirty five (35) states throughout the country. In addition, the Company began taking a charge for goodwill related to its acquisitions in the amount of approximately $190,000 per quarter. Goodwill represents the excess of cost over the net assets acquired and is being amortized over ten (10) years. Other general and administrative expenses, including clearing and related brokerage charges, increased as a result of the overall ticket volume and rates with the Company's various clearing brokers. With its acquisitions, the Company expects to negotiate more favorable ticket rates with its contracted clearing brokers during the third and fourth quarters. The remainder of the increases is due to the significant growth in the volume of business and the increase in staff size.

     Net Income (Loss). Net income (loss) decreased by $77,000 for the three months ended September 30, 2000 as compared with the three months ended September 30, 1999 and decreased ($1,787,000) for nine months ended September 30, 2000 as compared with the nine months ended September 30, 1999. Without giving effect to the AISCO acquisition, the Company's net loss would have been approximately ($343,000) for the quarter ended September 30, 2000 as compared to the net loss of ($254,000) for the same period a year ago. This decrease is due primarily to the principal transaction portfolio loss as a result of the significant volatility and downturn in the U.S. equity markets during the second and third quarters of 2000.

Liquidity and Financial Condition.

     The Company's operations have generally been financed by internally generated funds. The Company's tangible assets are liquid, consisting of cash or assets convertible into cash (principally, securities positions, receivables from brokers, and cash). The Company historically has generated revenues from its investment banking services, from commissions on trades in which it acts as a broker and from profits on trades in which it acts as a principal. The Company's revenues and financial condition are substantially dependent on factors outside its control, including the level of activity in the national securities markets, particularly the Nasdaq National Market and the OTC Bulletin Board, as well as the strength of the overall economy

     As of September 30, 2000, the Company had approximately $815,000 of working capital, including $995,000 in cash, cash equivalents and securities, as compared to approximately $285,000 of working capital as of December 31, 1999. The Company believes that its existing working capital is sufficient to finance its current level of operations. However, the Company believes that it requires a minimum of $500,000 in additional working capital to finance the planned growth of its existing operations. In August 2000, the Company commenced the private placement sale of up to $5,000,000 of shares of its common stock. In October 2000 the Company amended that private placement and reduced the dollar limit to $2,500,000. The Company has no commitments from any outside sources to purchase its securities, and there can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all.

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

Forward Looking Statements.

     This report contains forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this report, the words "believe," "expect," "anticipate," "estimate," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions, including without limitation, the overall strength of the national securities markets, the difficulties faced by the Company in assimilating its recently acquired businesses, the Company's present financial condition and the risks and uncertainties concerning the availability of additional capital as and when required, technological changes, increased competition, and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The Company cautions potential investors not to place undue reliance on any such forward-looking statements, all of which speak only as of the date made.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     A subsidiary of the Company is a defendant in a total of four lawsuits brought by different investors alleging various claims. These actions collectively seek approximately $1,230,000 in actual damages plus punitive damages, interest, costs, and attorney fees. The Company intends to vigorously defend itself in connection with these actions.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

     On February 20, 2000, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission to report the NCC Reorganization. On April 25, 2000, the Company filed an amendment to that Form 8-K to include the financial statements of NCC as of December 31, 1999 and for the two years ended December 31, 1999 and 1998.

     On March 30, 2000, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission to report the AISCO acquisition. On November 10, 2000, the Company filed an amendment to that Form 8-K to include the financial statements of AISCO as of December 31, 1999 and for the two years ended December 31, 1999 and 1998.

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

Dated: November 13, 2000                THE NATIONAL CAPITAL COMPANIES, INC.


                                        By:  /s/ Tim A. Quintanilla
                                             --------------------------
                                             Tim A. Quintanilla

                                        Its: Chief Financial Officer